Form 10-Q
period 2025-09-30
Coeur Mining, Inc.
filed 2025-10-29
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 900,000,000 shares of common stock, par value of $0.01, authorized of which 642,217,872 shares were issued and outstanding as of October 27, 2025.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		September 30, 2025	December 31, 2024
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$266,342	$55,087
Receivables	5	67,715	29,930
Inventory	6	156,666	78,617
Ore on leach pads	6	143,126	92,724
Prepaid expenses and other		33,321	16,741
		667,170	273,099
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	7	2,772,267	1,817,616
Goodwill	3	632,380	—
Ore on leach pads	6	107,576	106,670
Restricted assets		9,129	8,512
Receivables	5	14,266	19,583
Deferred tax assets	10	239,214	3,632
Other		70,160	72,635
TOTAL ASSETS		$4,512,162	$2,301,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$136,753	$125,877
Accrued liabilities and other	18	155,188	156,609
Debt	8	24,859	31,380
Reclamation	9	16,954	16,954
		333,754	330,820
NON-CURRENT LIABILITIES
Debt	8	338,657	558,678
Reclamation	9	259,270	243,538
Deferred tax liabilities		420,438	7,258
Other long-term liabilities		66,261	38,201
		1,084,626	847,675
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 900,000,000 shares, 642,210,145 issued and outstanding at September 30, 2025 and 399,235,632 at December 31, 2024		6,422	3,992
Additional paid-in capital		5,778,718	4,181,521
Accumulated deficit		(2,691,358)	(3,062,261)
		3,093,782	1,123,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,512,162	$2,301,747

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
	Notes	In thousands, except share data
Revenue	4	$554,567	$313,476	$1,395,279	$748,562
COSTS AND EXPENSES
Costs applicable to sales(1)	4	248,736	156,742	682,456	447,456
Amortization		72,930	33,216	177,444	88,441
General and administrative		14,830	10,966	41,992	36,611
Exploration		25,141	19,567	68,079	42,932
Pre-development, reclamation, and other	14	15,843	8,583	45,957	35,401
Total costs and expenses		377,480	229,074	1,015,928	650,841
Income from operations		177,087	84,402	379,351	97,721
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		(6)	—	(6)	417
Fair value adjustments, net	12	—	—	(342)	—
Interest expense, net of capitalized interest	8	(6,273)	(13,280)	(24,974)	(39,389)
Other, net	14	(865)	3,434	1,001	11,329
Total other income (expense), net		(7,144)	(9,846)	(24,321)	(27,643)
Income before income and mining taxes		169,943	74,556	355,030	70,078
Income and mining tax benefit (expense)	10	96,881	(25,817)	15,873	(49,030)
NET INCOME		$266,824	$48,739	$370,903	$21,048
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		—	—	—	(18,507)
Reclassification adjustments for realized (gain) loss on cash flow hedges		—	—	—	17,176
Other comprehensive income (loss)		—	—	—	(1,331)
COMPREHENSIVE INCOME		$266,824	$48,739	$370,903	$19,717

NET INCOME PER SHARE	15
Basic income per share:
Basic		$0.42	$0.12	$0.62	$0.05

Diluted		$0.41	$0.12	$0.61	$0.05
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$266,824	$48,739	$370,903	$21,048
Adjustments:
Amortization		72,930	33,216	177,444	88,441
Accretion		4,988	4,233	14,620	12,463
Deferred taxes		(145,740)	(816)	(175,297)	(5,604)
(Gain) loss on debt extinguishment	8	6	—	6	(417)
Fair value adjustments, net	12	—	—	342	—
Stock-based compensation	11	5,012	2,809	12,527	9,789
Write-downs		—	—	—	3,235
Deferred revenue recognition	17	(153)	(130)	(42,661)	(55,407)
Acquired inventory purchase price allocation	3	33,443	—	90,163	—
Other		1,392	(1,119)	5,944	10,259
Changes in operating assets and liabilities:
Receivables		(7,132)	1,616	(7,953)	(520)
Prepaid expenses and other current assets		(7,489)	(352)	77,000	3,185
Inventory and ore on leach pads		(5,011)	(14,320)	(27,484)	(53,788)
Accounts payable and accrued liabilities		18,636	37,187	16,738	77,757
CASH PROVIDED BY OPERATING ACTIVITIES		237,706	111,063	512,292	110,441
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(49,034)	(41,980)	(159,843)	(135,468)
Acquisitions, net	3, 12	(10,000)	(10,000)	93,635	(10,000)
Proceeds from the sale of assets		(76)	1	4	25
Other		(80)	(70)	(255)	(285)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(59,190)	(52,049)	(66,459)	(145,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	11	320	—	9,769	22,823
Issuance of notes and bank borrowings, net of issuance costs	8	20,000	77,500	166,500	327,500
Payments on debt, finance leases, and associated costs	8	(37,486)	(133,250)	(394,451)	(297,128)
Share repurchases	15	(5,334)	—	(7,338)	—
Other financing activities		(1,388)	(208)	(9,293)	(2,018)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(23,888)	(55,958)	(234,813)	51,177
Effect of exchange rate changes on cash and cash equivalents		78	(263)	282	(584)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		154,706	2,793	211,302	15,306
Cash, cash equivalents and restricted cash at beginning of period		113,470	75,891	56,874	63,378
Cash, cash equivalents and restricted cash at end of period		$268,176	$78,684	$268,176	$78,684

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Notes	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2024		399,236	$3,992	$4,181,521	$(3,062,261)	$—	$1,123,252
Net income		—	—	—	33,353	—	33,353
SilverCrest acquisition	3	239,489	2,395	1,587,696	—	—	1,590,091
Kensington royalty settlement	17	595	6	3,649	—	—	3,655
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		(259)	(3)	(1,836)	—	—	(1,839)
Balances at March 31, 2025		639,061	$6,390	$5,771,030	$(3,028,908)	$—	$2,748,512
Net income		—	—	—	70,726	—	70,726
Stock options exercise		2,139	21	7,201	—	—	7,222
Stock repurchase program	15	(216)	(2)	(2,002)	—	—	(2,004)
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		1,718	17	3,914	—	—	3,931
Balances at June 30, 2025		642,702	$6,426	$5,780,143	$(2,958,182)	$—	$2,828,387
Net income		—	—	—	266,824	—	266,824
Stock options exercise		46	1	188	—	—	189
Stock repurchase program	15	(452)	(4)	(5,330)	—	—	(5,334)
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		(86)	(1)	3,717	—	—	3,716
Balances at September 30, 2025		642,210	$6,422	$5,778,718	$(2,691,358)	$—	$3,093,782

In thousands	Notes	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023		386,283	$3,863	$4,139,870	$(3,121,161)	$1,331	$1,023,903
Net income (loss)		—	—	—	(29,117)	—	(29,117)
Other comprehensive income (loss)		—	—	—	—	(7,478)	(7,478)
Debt-for-Equity exchange		1,772	18	5,350	—	—	5,368
Issuance of flow-through shares		7,705	77	22,908	—	—	22,985
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		2,823	28	2,440	—	—	2,468
Balances at March 31, 2024		398,583	$3,986	$4,170,568	$(3,150,278)	$(6,147)	$1,018,129
Net income		—	—	—	1,426	—	1,426
Other comprehensive income (loss)		—	—	—	—	6,147	6,147
Kensington royalty settlement		738	7	3,399	—	—	3,406
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		(80)	(1)	2,701	—	—	2,700
Balances at June 30, 2024		399,241	$3,992	$4,176,668	$(3,148,852)	$—	$1,031,808
Net income		—	—	—	48,739	—	48,739
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		47	1	2,602	—	—	2,603
Balances at September 30, 2024		399,288	$3,993	$4,179,270	$(3,100,113)	$—	$1,083,150

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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered changes in estimate and are accounted for prospectively. As of September 30, 2025, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 64,482 and 8.9 million, respectively.
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
The Company retained an independent appraiser to assist with the determination of the preliminary fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of SilverCrest has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income tax purposes and was assigned to the Las Chispas segment. The goodwill balance of $632.4 million is composed of amounts attributable to the assembled workforce, potential strategic and financial benefits, including the financial flexibility to execute capital priorities, and new book to tax basis differences of assets acquired and liabilities assumed. The acquisition of SilverCrest increased the Company’s gold and other metal reserves and expanded our footprint in a jurisdiction where the Company has significant experience.
As of September 30, 2025, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation for SilverCrest is preliminary. At September 30, 2025, remaining items to finalize include the fair value of property plant and mine development, goodwill, reclamation, unrecognized tax benefits, and deferred income tax assets and liabilities. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Coeur’s measurement period, which is not to exceed one year from the acquisition date. Prior to the closing of the Transaction, the Company entered into a loan with SilverCrest through which Coeur Rochester, Inc., a subsidiary of the Company, owed $72.3 million related to the purchase of bullion and metal inventory from SilverCrest that was in effect settled on the date of the Transaction. The acquired bullion and metal inventory was sold during the first quarter of 2025 for proceeds of $72.0 million. The proceeds are included in the operating cash flows for the first quarter and the $0.3 million loss was recorded in Fair value adjustments, net on the Condensed Consolidated Statements of Comprehensive Income. Total transaction costs were $20.4 million with $11.9 million incurred in the nine months ended September 30, 2025. These transaction costs are included in Pre-development, reclamation, and other on the Condensed Consolidated Statements of Comprehensive Income and are reflected in pro forma earnings in the table below for the three and nine months ended September 30, 2025.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table summarizes the preliminary purchase price allocation for the Transaction as of September 30, 2025:

(Amounts in thousands, except shares and share price amounts)
Common shares issued (239,331,799 at $6.61)	$1,581,983
Fair value of replacement stock-based compensation awarded(1)	8,539
Fair value of Coeur payable to SilverCrest repurchased	(72,311)
Total purchase price	$1,518,211
Assets:
Cash and cash equivalents	$103,724
Short-term receivables	23,292
Inventory	153,826
Prepaid expenses and other	15,213
Property, plant and equipment and mining properties	1,006,736
Other	5,596
Total Assets	$1,308,387
Liabilities:
Accounts payable	16,774
Accrued liabilities and other	25,636
Debt	846
Reclamation	8,644
Deferred tax liabilities (2)	350,218
Other long-term liabilities	20,438
Total liabilities	$422,556
Net identifiable assets acquired	$885,831
Goodwill	632,380
Net assets acquired	$1,518,211
(1) As of September 30, 2025, 2.3 million common shares were issued related to the exercise of 3.2 million replacement options.
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
Pro Forma Financial Information
Sales and net income in the Condensed Consolidated Statement of Operations includes SilverCrest revenue of $126.1 million and $286.8 million and SilverCrest net income of $8.2 million and net loss of $4.9 million in the three and nine months ended September 30, 2025, respectively. The following unaudited pro forma financial information presents consolidated results assuming the Transaction occurred on January 1, 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$554,567	$393,847	$1,450,256	$965,320
Net income (loss)	$299,742	$(24,431)	$486,138	$(62,792)
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
Financial information relating to the Company’s segments is as follows (in thousands):

Three Months Ended September 30, 2025	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$61,005	$57,553	$47,945	$98,931	$95,050	$—	$—	$360,484
Silver sales	65,129	63,640	64,510	(41)	845	—	—	194,083
Metal sales	126,134	121,193	112,455	98,890	95,895	—	—	554,567
Costs and Expenses
Costs applicable to sales(1)	68,104	51,010	51,986	46,709	30,927	—	—	248,736
Amortization	30,908	10,115	18,501	10,435	1,762	989	220	72,930
Exploration	2,526	5,728	3,177	2,209	746	10,065	690	25,141
Other operating expenses(2)	660	1,909	3,701	6,073	2,213	3,084	13,033	30,673
Costs and expenses	102,198	68,762	77,365	65,426	35,648	14,138	13,943	377,480
Income (loss) from operations	23,936	52,431	35,090	33,464	60,247	(14,138)	(13,943)	177,087
Other income (expense)
Gain on debt extinguishment	—	—	(6)	—	—	—	—	(6)
Interest expense, net	(35)	(119)	(2,490)	(71)	(27)	—	(3,531)	(6,273)
Other, net(3)	953	(796)	(106)	(104)	(53)	(85)	(674)	(865)
Income (loss) before income and mining taxes	24,854	51,516	32,488	33,289	60,167	(14,223)	(18,148)	169,943
Income and mining tax (expense) benefit	(16,611)	(21,534)	(4,975)	3,673	(16,367)	—	152,695	96,881
Net Income (loss)	$8,243	$29,982	$27,513	$36,962	$43,800	$(14,223)	$134,547	$266,824
Segment assets(4)	$1,689,818	$306,416	$1,264,175	$255,204	$124,540	$222,099	$65,065	$3,927,317
Capital expenditures	$9,751	$5,690	$11,567	$15,595	$3,175	$2,618	$638	$49,034

(1) Excludes amortization.
(2) Other operating expenses include General and administrative and Pre-development, reclamation, and other
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Three Months Ended September 30, 2024	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$55,085	$22,889	$62,164	$83,634	$—	$—	$223,772
Silver sales	55,292	33,092	(12)	1,332	—	—	89,704
Metal sales	110,377	55,981	62,152	84,966	—	—	313,476
Costs and Expenses
Costs applicable to sales(1)	47,455	39,409	38,099	31,779	—	—	156,742
Amortization	11,984	10,231	7,612	2,419	794	176	33,216
Exploration	4,303	1,044	1,988	2,330	9,405	497	19,567
Other operating expenses(2)	2,650	2,459	636	1,165	2,037	10,602	19,549
Costs and expenses	66,392	53,143	48,335	37,693	12,236	11,275	229,074
Income (loss) from operations	43,985	2,838	13,817	47,273	(12,236)	(11,275)	84,402
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	—	—
Fair value adjustments, net	—	—	—	—	—	—	—
Interest expense, net	(30)	(1,113)	(245)	(128)	(1)	(11,763)	(13,280)
Other, net(3)	1,256	(140)	(80)	(37)	52	2,383	3,434
Income (loss) before income and mining taxes	45,211	1,585	13,492	47,108	(12,185)	(20,655)	74,556
Income and mining tax (expense) benefit	(18,919)	(283)	—	(4,164)	—	(2,451)	(25,817)
Net Income (loss)	$26,292	$1,302	$13,492	$42,944	$(12,185)	$(23,106)	$48,739
Segment assets(4)	$320,271	$1,180,633	$208,858	$107,526	$212,607	$53,374	$2,083,269
Capital expenditures	$8,048	$10,121	$19,996	$2,773	$1,035	$7	$41,980

(1) Excludes amortization.
(2) Other operating expenses include General and administrative and Pre-development, reclamation, and other
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Nine Months Ended September 30, 2025	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$142,012	$157,315	$135,995	$253,864	$229,739	$—	$—	$918,925
Silver sales	144,791	173,823	154,063	35	3,642	—	—	476,354
Metal sales	286,803	331,138	290,058	253,899	233,381	—	—	1,395,279
Costs and Expenses
Costs applicable to sales(1)	168,685	143,416	148,450	134,948	86,957	—	—	682,456
Amortization	62,219	28,702	50,156	28,127	4,785	2,863	592	177,444
Exploration	7,666	13,602	5,868	7,045	6,854	25,400	1,644	68,079
Other operating expenses(2)	1,652	6,527	9,106	7,265	4,519	9,091	49,789	87,949
Costs and expenses	240,222	192,247	213,580	177,385	103,115	37,354	52,025	1,015,928
Income (loss) from operations	46,581	138,891	76,478	76,514	130,266	(37,354)	(52,025)	379,351
Other income (expense)
Loss on debt extinguishment	—	—	(6)	—	—	—	—	(6)
Fair value adjustments, net	—	—	(342)	—	—	—	—	(342)
Interest expense, net	(36)	(188)	(7,363)	(328)	(144)	—	(16,915)	(24,974)
Other, net(3)	2,185	(2,748)	(346)	(365)	(125)	(72)	2,472	1,001
Income (loss) before income and mining taxes	48,730	135,955	68,421	75,821	129,997	(37,426)	(66,468)	355,030
Income and mining tax (expense) benefit	(53,669)	(42,048)	(9,409)	788	(28,230)	—	148,441	15,873
Net Income (loss)	$(4,939)	$93,907	$59,012	$76,609	$101,767	$(37,426)	$81,973	$370,903
Segment assets(4)	$1,689,818	$306,416	$1,264,175	$255,204	$124,540	$222,099	$65,065	$3,927,317
Capital expenditures	$24,289	$17,190	$50,886	$47,386	$14,130	$5,000	$962	$159,843
(1) Excludes amortization.
(2) Other operating expenses include General and administrative and Pre-development, reclamation, and other
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2024	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$151,398	$52,938	$156,753	$168,537	$—	$—	$529,626
Silver sales	138,603	75,636	(28)	4,725	—	—	218,936
Metal sales	290,001	128,574	156,725	173,262	—	—	748,562
Costs and Expenses
Costs applicable to sales(1)	149,976	103,063	118,109	76,308	—	—	447,456
Amortization	35,429	25,434	19,653	4,879	2,436	610	88,441
Exploration	9,366	2,452	4,824	3,579	21,130	1,581	42,932
Other operating expenses(2)	7,350	11,035	9,391	3,410	7,146	33,680	72,012
Costs and expenses	202,121	141,984	151,977	88,176	30,712	35,871	650,841
Income (loss) from operations	87,880	(13,410)	4,748	85,086	(30,712)	(35,871)	97,721
Other income (expense)
Gain on debt extinguishment	—	—	—	—	—	417	417
Fair value adjustments, net	—	—	—	—	—	—	—
Interest expense, net	341	(3,508)	(1,215)	(405)	(11)	(34,591)	(39,389)
Other, net(3)	4,683	(256)	(243)	(124)	12	7,257	11,329
Income (loss) before income and mining taxes	92,904	(17,174)	3,290	84,557	(30,711)	(62,788)	70,078
Income and mining tax (expense) benefit	(37,913)	623	—	(7,172)	—	(4,568)	(49,030)
Net Income (loss)	$54,991	$(16,551)	$3,290	$77,385	$(30,711)	$(67,356)	$21,048
Segment assets(4)	$320,271	$1,180,633	$208,858	$107,526	$212,607	$53,374	$2,083,269
Capital expenditures	$20,680	$58,894	$49,731	$4,237	$1,894	$32	$135,468
(1) Excludes amortization.
(2) Other operating expenses includes General and administrative and Pre-development, reclamation, and other
(3) See Note 14 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Assets	September 30, 2025	December 31, 2024
Total assets for reportable segments	$3,927,317	$2,161,881
Cash and cash equivalents	266,342	55,087
Other assets	318,503	84,779
Total consolidated assets	$4,512,162	$2,301,747
Geographic Information

Long-Lived Assets	September 30, 2025	December 31, 2024
United States	$1,326,215	$1,312,976
Mexico	1,839,069	267,144
Canada	239,130	237,263
Other	233	233
Total	$3,404,647	$1,817,616

Revenue	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$307,240	$203,099	$777,338	$458,561
Mexico	247,327	110,377	617,941	290,001
Total	$554,567	$313,476	$1,395,279	$748,562

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 5 – RECEIVABLES
    Receivables consist of the following:

In thousands	September 30, 2025	December 31, 2024
Current receivables:
Trade receivables	$15,124	$7,818
VAT receivable	34,315	12,684
Income tax receivable	11,763	8,509
Other (1)	6,513	919
	$67,715	$29,930
Non-current receivables:
Other tax receivable (1)	$237	$5,554
Deferred cash consideration (2)	834	834
Contingent consideration (3)	13,195	13,195
	$14,266	$19,583
Total receivables	$81,981	$49,513
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

NOTE 6 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	September 30, 2025	December 31, 2024
Inventory:
Concentrate	$2,263	$2,663
Stockpile ore (1)	67,179	6,773
Precious metals	27,113	16,034
Supplies	60,111	53,147
	$156,666	$78,617
Ore on Leach Pads:
Current	$143,126	$92,724
Non-current	107,576	106,670
	$250,702	$199,394

Long-term Stockpile (included in Other)	$42,076	$41,718

Total Inventory and Ore on Leach Pads	$449,444	$319,729

(1) Includes $62.1 million, $1.4 million, $2.4 million, and $1.3 million at Las Chispas, Kensington, Palmarejo, and Wharf at September 30, 2025, respectively. Includes $3.1 million, $0.5 million, and $3.2 million at Kensington, Palmarejo, and Wharf at December 31, 2024, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	September 30, 2025	December 31, 2024
Mine development	$1,625,944	$1,502,457
Mineral interests	1,683,564	833,564
Land	9,961	9,000
Facilities and equipment(1)	1,725,654	1,517,170
Construction in progress	130,588	145,732
Total	$5,175,711	$4,007,923
Accumulated depreciation, depletion and amortization(2)	(2,403,444)	(2,190,307)
Property, plant and equipment and mining properties, net	$2,772,267	$1,817,616
(1) Includes $151.4 million and $170.1 million associated with facilities and equipment assets under finance leases at September 30, 2025 and December 31, 2024, respectively.
(2) Includes $81.5 million and $63.3 million of accumulated amortization related to assets under finance leases at September 30, 2025 and December 31, 2024, respectively.

NOTE 8 – DEBT

	September 30, 2025		December 31, 2024
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$290,608	$—	$290,058
Revolving Credit Facility(2)	—	—	—	195,000
Finance lease obligations	24,859	48,049	31,380	73,620
	$24,859	$338,657	$31,380	$558,678
(1) Net of unamortized debt issuance costs of $2.5 million and $3.1 million at September 30, 2025 and December 31, 2024, respectively.
(2) Unamortized debt issuance costs of $2.3 million and $3.4 million at September 30, 2025 and December 31, 2024, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of senior notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). For more details, please see Note 8 -- Debt contained in the 2024 10-K.
Revolving Credit Facility
At September 30, 2025, the Company had no outstanding draws, $0.7 million in outstanding letters of credit and $399.3 million available under the revolving credit facility (“RCF”). Future borrowing may be subject to certain financial covenants.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the nine months ended September 30, 2025, the Company entered into a new lease financing arrangement for mining equipment at Rochester for $0.8 million at an interest rate of 7.2%. The Company prepaid $9.5 million in finance leases at Rochester in the third quarter of 2025, which, combined with our planned principal payments, decreased our outstanding finance lease obligations by 31%, or $32.1 million, in the nine months ended September 30, 2025. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 7 -- Leases in the 2024 10-K.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
2029 Senior Notes	$3,756	$3,756	$11,267	$11,331
Revolving Credit Facility	564	7,427	7,203	21,399
Finance lease obligations	1,415	1,038	4,634	3,294
Amortization of debt issuance costs	581	581	1,743	1,779
Other obligations	182	770	1,141	2,324
Capitalized interest	(225)	(292)	(1,014)	(738)
Total interest expense, net of capitalized interest	$6,273	$13,280	$24,974	$39,389

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Asset retirement obligation - Beginning	$275,032	$219,917	$260,492	$214,013
Accretion	4,988	4,233	14,620	12,463
Additions and changes to estimates	—	—	8,644	—
Settlements	(3,796)	(2,060)	(7,532)	(4,386)
Asset retirement obligation - Ending	$276,224	$222,090	$276,224	$222,090

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2025 and 2024 by significant jurisdiction:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$107,862	$135,736	$41,389	$(4,463)	$210,325	$115,202	$7,498	$(6,605)
Canada	(14,230)	(313)	(12,186)	(394)	(39,281)	(1,124)	(30,720)	(766)
Mexico	76,517	(38,542)	45,499	(20,960)	184,486	(98,205)	93,651	(41,659)
Other jurisdictions	(206)	—	(146)	—	(500)	—	(351)	—
	$169,943	$96,881	$74,556	$(25,817)	$355,030	$15,873	$70,078	$(49,030)
    During the third quarter of 2025, the Company reported estimated income and mining tax benefit of approximately $96.9 million, resulting in an effective tax rate of (57.0)%. This compares to income tax expense of $25.8 million for an effective tax rate of 34.6% during the third quarter of 2024. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) U.S. valuation allowance release; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) the impact of uncertain tax positions; (vi) mining taxes; and (vii) percentage depletion. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $9.8 million and decreased income and mining tax expense by $0.5 million for the three months ended September 30, 2025 and 2024, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Item 1A - Risk Factors” in the 2024 10-K.
The Company has historically provided a valuation allowance against its U.S. net deferred tax assets. In the third quarter of 2025, the Company released $216.0 million of valuation allowance against its U.S. net deferred tax assets, resulting in a non-cash deferred tax benefit. The $216.0 million valuation allowance release is composed of $54.0 million related to current year income and $162.0 million related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $55.0 million of U.S. federal and state deferred tax assets as of September 30, 2025, because the Company has concluded it is not more likely than not to be realized.
The exact timing and amount of any valuation allowance release are subject to change, depending upon the Company’s future profitability and the net deferred tax assets available.
The Company or one of its subsidiaries files income tax returns in the U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2021 for the U.S. federal jurisdiction, for 2016 and from 2020 for the Mexico federal jurisdiction, and from 2018 for certain other foreign jurisdictions. Our 2016 federal tax return is currently under audit in Mexico. As a result of the statutes of limitation that will begin to expire within the next 12 months in various jurisdictions and possible settlements of audit-related issues with taxing authorities in various jurisdictions with respect to which none of the issues are individually significant, the Company believes that it is reasonably possible that the total amount of its net unrecognized income tax benefits will decrease between $10.2 and $10.7 million in the next twelve months.
At September 30, 2025 and December 31, 2024, the Company had $28.1 million and $0.0 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2025 and December 31, 2024, the amount of accrued income-tax-related interest and penalties was $5.5 million and $0.0 million, respectively.
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
As a result of 2025 business expansions, including the first quarter of 2025 closing of acquisition of SilverCrest, the Company expects to fall within the scope of the Pillar Two rules from January 1, 2025. The Company will continue to monitor developments and evaluate the potential impact on 2025 and future periods. At this time, based on the Company’s current analysis of the Pillar Two provisions and because the Company primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to its Consolidated Financial Statements.
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

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance shares, restricted stock and stock options. Stock-based compensation expense in the three and nine months ended September 30, 2025 was $5.0 million and $12.5 million, respectively, compared to $2.8 million and $9.8 million in the three and nine months ended September 30, 2024. At September 30, 2025, there was $20.8 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Restricted stock granted generally vests in equal installments annually over three years. Performance shares granted during 2025 vest at the end of a three-year service period if relative stockholder return and internal performance metrics are met. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric is met. On the other hand, the existence of a performance condition requires recognition of compensation cost for the performance share awards based on the performance achieved ranging from 0%-200%. Outstanding performance shares granted prior to 2025 will vest at the end of a three-year service period if internal performance metrics are met, with the number of shares vesting impacted by the inclusion of a modifier based upon a relative stockholder return metric.
The following table summarizes the grants awarded during the nine months ended September 30, 2025:

Grant date	Restricted stock	Grant date fair value of restricted stock	Stock options(1)	Grant date fair value of stock options(1)	Performance shares	Grant date fair value of performance shares
February 14, 2025	—	$—	3,488,137	$6.61	—	$—
March 12, 2025	80,954	$5.71	—	$—	32,520	$9.94
May 14, 2025	1,722,782	$7.39	—	$—	1,074,680	$10.18
July 31, 2025	40,381	$8.69	—	$—	6,355	$10.18
(1) Includes 3.3 million shares of Coeur common stock (“Coeur Options”) granted as replacement awards for SilverCrest options that were fully vested and are exercisable at the Transaction date.
    During the nine months ended September 30, 2025, 3,248,192 Coeur Options were exercised at a weighted average price of $6.91.

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Acquired bullion and metal inventory monetization	—	—	(342)	—
Fair value adjustments, net	$—	$—	$(342)	$—
Coeur Rochester, Inc., a subsidiary of the Company, had a loan payable of $72.3 million related to the purchase of bullion and metal inventory from SilverCrest that was in effect settled on the date of the Transaction. The acquired bullion and metal inventory was sold during the first quarter of 2025 for proceeds of $72.0 million. The proceeds are included in the operating cash flows for the first quarter and the $0.3 million loss was recorded in Fair value adjustments, net on the Condensed Consolidated Statements of Comprehensive Income (loss).
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2025
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$1,803	$—	$1,803	$—
Liabilities:
Provisional metal sales contracts	$61	$—	$61	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$222	$—	$222	$—
Liabilities:
Provisional metal sales contracts	$70	$—	$70	$—
The Company’s provisional metal sales contracts include concentrate and certain doré sales contracts that are valued using pricing models with inputs derived from observable market data, including forward market prices.
No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2025.
The fair value of financial assets and liabilities carried at book value in the financial statements at September 30, 2025 and December 31, 2024 is presented in the following table:

	September 30, 2025
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$290,608	$286,660	$—	$286,660	$—
Deferred Cash Due 2026	$4,746	$4,633	$—	$4,633	$—
(1) Net of unamortized debt issuance costs of $2.5 million.

	December 31, 2024
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$290,058	$278,014	$—	$278,014	$—
Revolving Credit Facility(2)	$195,000	$195,000	$—	$195,000	$—
Deferred Cash Due 2025	$9,644	$9,673	$—	$9,673	$—
Deferred Cash Due 2026	$4,505	$4,533	$—	$4,533	$—
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, particularly during times of elevated capital expenditures, in the past the Company has entered into forward contracts. The contracts were net settled monthly, and if the actual price of gold or silver at the time of expiration is lower than the fixed price or higher than the fixed price, it resulted in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. At September 30, 2025 and December 31, 2024, the Company had no outstanding derivative cash flow hedge instruments.
The effective portions of cash flow hedges were recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the hedged item was recognized in earnings. Deferred gains and losses associated with cash flow hedges of metal sales revenue were recognized as a component of Revenue in the same period as the related sale is recognized.
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$—	$—	$—	$(10,886)
Silver forwards	—	—	—	(7,621)
	$—	$—	$—	$(18,507)

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$—	$—	$—	$12,867
Silver forwards	—	—	—	4,309
	$—	$—	$—	$17,176
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
The Company acquired existing zero cost collar hedges for 1,600 ounces of gold and 200,000 ounces of silver on February 14, 2025 as part of its acquisition of SilverCrest that settled monthly through March 2025. The Company had no outstanding gold or silver hedging contracts at September 30, 2025.
At September 30, 2025, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2025	2026 and Thereafter
Provisional gold sales contracts	$46,968	$—
Average gold price per ounce	$3,564	$—
Notional ounces	13,178	—
The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2025
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$1,803	$61

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	December 31, 2024
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$222	$70
The following represent mark-to-market gains (losses) on derivative instruments in the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Financial statement line	Derivative	2025	2024	2025	2024
Revenue	Provisional metal sales contracts	$1,505	$407	$1,590	$(101)
		$1,505	$407	$1,590	$(101)
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

NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Silvertip ongoing carrying costs	$2,617	$1,675	$7,667	$6,091
Loss on sale of assets	113	176	416	4,352
Asset retirement accretion	4,988	4,233	14,620	12,463
Kensington royalty settlement(1)	—	—	(95)	6,750
Transaction costs	451	976	12,161	976
Wage and hour litigation settlement(1)	6,998	—	6,998	—
Other	676	1,523	4,190	4,769
Pre-development, reclamation and other	$15,843	$8,583	$45,957	$35,401
(1) See Note 17 -- Commitments and Contingencies for additional details on the Kensington royalty settlement and wage and hour litigation settlement.

Other, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Foreign exchange gain (loss)	$(2,080)	$1,708	$(2,593)	$3,432
Flow-through shares	112	1,248	853	5,193
RMC bankruptcy distribution	—	—	38	1,199
Other	1,103	478	2,703	1,505
Other, net	$(865)	$3,434	$1,001	$11,329

NOTE 15 – NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
For the three and nine months ended September 30, 2025, there were nil and 1.1 million common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 29,130 and 103,916 common stock equivalents were excluded in the diluted earnings per share calculation for the three and nine months ended September 30, 2024, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2025	2024	2025	2024
Net income available to common stockholders	$266,824	$48,739	$370,903	$21,048

Weighted average shares:
Basic	637,788	393,969	596,939	390,936
Effect of stock-based compensation plans	7,091	6,869	6,579	5,442
Diluted	644,879	400,838	603,518	396,378

Income per share:
Basic	$0.42	$0.12	$0.62	$0.05

Diluted	$0.41	$0.12	$0.61	$0.05
On May 27, 2025, the Company announced a $75.0 million share repurchase program (the “Program”), effective through May 31, 2026. Under the Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase agreement (the “10b-18 Agreement”) and an issuer securities repurchase 10b5-1 plan (the “Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker. On August 8, 2025, the Company and BMO Capital Markets Corp. amended the Company 10b5-1 Plan to modify certain terms of the arrangement (the “Modified Company 10b5-1 Plan”).
The following table summarizes repurchases made pursuant to the 10b-18 Agreement in the three and nine months ended September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased	451,700	—	668,200	—
Cost of shares	$5,334	—	$7,338	—
Average price paid per share	$11.79	—	$10.96	—

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
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Subsidiary Guarantors
In thousands	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Current assets	$143,005	$13,782	$286,015	$164,627
Non-current assets(1)	$961,345	$516,209	$1,497,655	$1,483,632
Non-guarantor intercompany assets	$3,942	$3,144	$—	$—

Current liabilities	$14,842	$31,841	$169,495	$202,329
Non-current liabilities	$361,559	$496,976	$257,037	$260,210
Non-guarantor intercompany liabilities	$2,440	$2,642	$1,563	$1,570
(1) Coeur Mining, Inc.’s non-current assets include its investment in Guarantor Subsidiaries.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

SUMMARIZED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2025

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$777,339
Gross profit (loss)	$(587)	$323,916
Net income	$370,903	$237,375

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of September 30, 2025, $28.7 million in principal is due from the Mexican government associated with amounts that were paid as VAT under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that were due, litigation and international arbitration). Despite a favorable ruling from Mexican tax courts in this matter in 2019, Mexico still has not returned the payments. While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and certain unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur initiated an arbitration proceeding against Mexico under Annex 14-C of the United States-Mexico-Canada Agreement, or USMCA, for violations of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in arbitration and the process for recovering funds even if there is a successful outcome in arbitration can be lengthy and unpredictable.
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
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Opening Balance	$6,038	$6,666	$6,382	$6,942
Revenue Recognized	(153)	(129)	(497)	(405)
Closing Balance	$5,885	$6,537	$5,885	$6,537

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Metal Sales Prepayments
In December 2024, Wharf and Rochester received additional prepayments of $12.5 million and $17.5 million, respectively, all of which were recognized as revenue in the first quarter of 2025. At September 30, 2025, there was no remaining contract liability.
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
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Opening Balance	$—	$43,282	$42,164	$55,082
Additions	—	54,828	—	140,033
Revenue Recognized	—	(43,030)	(42,164)	(140,035)
Closing Balance	$—	$55,080	$—	$55,080
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
U.S. Wage and Hour Matter
On November 13, 2024, a putative collective and class action lawsuit was filed against the Company by a former employee in the United States District Court for the Northern District of Illinois, Eastern Division (the “Court”) alleging non-compliance with certain provisions of the Fair Labor Standards Act and the Alaska Wage and Hour Act (“Wage and Hour Litigation”). On August 26, 2025, the Company reached an agreement in principle to resolve the Wage and Hour Litigation. The Company denies any wrongdoing and its planned settlement of the Wage and Hour Litigation is not an admission of any non-compliance with the Fair Labor Standards Act or the Alaska Wage and Hour Act, but rather a business decision made in recognition of the costs of defense and inherent uncertainty presented in litigation matters. The definitive settlement agreement continues to be negotiated and must be approved by the Court before settlement is finalized. Pending the Court’s approval, the Company anticipates making a settlement payment for $6.1 million, plus the employer’s share of relevant taxes for amounts treated as wages, in early 2026.
Other Commitments and Contingencies
The Company, either directly or through its subsidiaries, has a number of active litigation matters related to labor and employment matters involving its operations in Mexico. Although the Company intends to vigorously defend its interests in these matters, litigation is inherently uncertain and the Company has determined it is reasonably possible that it may incur a loss of $0 to $12 million in these matters. This good faith estimate of the potential loss in these matters includes estimates of penalties and interest through the date of this Report, but such penalties and interest may continue to grow during the course of legal proceedings.
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
environmental remediation, reclamation, and other general corporate purposes. As of September 30, 2025 and December 31, 2024, the Company had surety bonds totaling $377.2 million and $363.7 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time to time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	September 30, 2025	December 31, 2024
Accrued salaries and wages	$37,687	$31,151
Flow-through share premium received	—	853
Deferred revenue (1)	706	42,863
Income and mining taxes	69,071	36,490
Kensington royalty settlement (1)	—	3,750
Deferred Cash Due 2026(2)	4,746	9,644
Accrued operating costs	14,187	6,577
Unrealized losses on derivatives	61	70
Taxes other than income and mining	13,058	5,491
Accrued interest payable	2,603	8,122
Operating lease liabilities	13,069	11,598
Accrued liabilities and other	$155,188	$156,609
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities.
(2) See Note 12 -- Fair Value Measurements for additional details on Deferred Cash Due 2026.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three and nine months ended September 30, 2025 and 2024:

In thousands	September 30, 2025	September 30, 2024
Cash and cash equivalents	$266,342	$76,916
Restricted cash equivalents(1)	1,834	1,768
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$268,176	$78,684
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
Third Quarter Highlights
For the quarter, Coeur reported revenue of $554.6 million and cash provided by operating activities of $237.7 million. We reported GAAP net income of $266.8 million, or $0.41 per diluted share. On a non-GAAP adjusted basis, the Company reported EBITDA1 of $299.1 million and net income of $147.3 million, or $0.23 per diluted share. For the nine months ended September 30, 2025, Coeur reported revenue of $1,395.3 million and cash provided by operating activities of $512.3 million. We reported GAAP net income of $370.9 million, or $0.61 per diluted share. On a non-GAAP adjusted basis, the Company reported EBITDA1 of $691.5 million and net income of $334.6 million or $0.55 per diluted share.
•Record quarterly production and solid cost performance – Operating strength across the portfolio together with higher gold and silver prices drove a second consecutive quarter of record results. Quarterly silver production of 4.8 million ounces was 1% higher quarter-over-quarter and 57% higher year-over-year. Gold production increased 3% quarter-over-quarter and 17% year-over-year to 111,364 ounces. Average realized prices for gold and silver increased 4% and 15%, respectively, compared to the second quarter, leading to further margin expansion
•Record quarterly financial results – Fifth consecutive quarter of positive free cash flow, which increased 29% versus the prior quarter to a record $189 million. Adjusted EBITDA1 increased 23% versus the prior quarter to a record $299 million, bringing the last twelve-month (“LTM”) total to $808 million. Sixth consecutive quarter of GAAP net income, which totaled a record $267 million, or $0.41 per share
•Significantly bolstered liquidity position – Quarter-end cash and equivalents more than doubled to $266 million compared to the prior quarter-end. Year-to-date, the Company has repaid over $228 million of total debt and its net leverage ratio decreased to 0.1x at quarter-end with a strong net cash position expected at year-end. Nearly 10% of the Company’s share repurchase program has been completed at an average price of $11.79 per share
•Full-year production and cost guidance refined – Coeur refined its full year 2025 production guidance ranges, resulting in a 1% increase in the midpoint of expected full year gold production to 415,250 ounces and a 2% decrease in the midpoint of expected full year silver production to 18.1 million ounces. Coeur also adjusted its full-year 2025 cost guidance lower at three of its five operations

Selected Financial and Operating Results

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Financial Results: (in thousands, except per share amounts)
Gold sales	$360,484	$323,114	$918,925	$529,626
Silver sales	$194,083	$157,536	$476,354	$218,936
Consolidated revenue	$554,567	$480,650	$1,395,279	$748,562
Net income	$266,824	$70,726	$370,903	$21,048
Net income per share, diluted	$0.41	$0.11	$0.61	$0.05
Adjusted net income(1)	$147,276	$127,401	$334,561	$24,729
Adjusted net income per share, diluted(1)	$0.23	$0.20	$0.55	$0.06
EBITDA(1)	$249,146	$202,993	$557,448	$197,908
Adjusted EBITDA(1)	$299,055	$243,481	$691,450	$222,785
Total debt(2)	$363,516	$380,722	$363,516	$605,183
Operating Results:
Gold ounces produced	111,364	108,487	306,617	254,433
Silver ounces produced	4,755,839	4,722,194	13,207,251	8,243,276
Gold ounces sold	114,495	106,948	310,759	255,261
Silver ounces sold	4,985,952	4,672,520	13,550,625	8,197,663
Average realized price per gold ounce	$3,148	$3,021	$2,957	$2,075
Average realized price per silver ounce	$38.93	$33.72	$35.15	$26.71
(1)See “Non-GAAP Financial Performance Measures”.
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended September 30, 2025 compared to Three Months Ended June 30, 2025
Revenue
We sold 114,495 gold ounces and 5.0 million silver ounces, compared to 106,948 gold ounces and 4.7 million silver ounces. Revenue increased by $73.9 million, or 15%, as a result of a 7% increase in gold and silver ounces sold, and a 4% and 15% increase in average realized gold and silver prices, respectively. The increase in gold ounces sold was the result of higher mill throughput driven by the consumption of the remaining acquired stockpile at Las Chispas, higher mill throughput and recoveries at Palmarejo, higher placement rates at Rochester and Wharf, and higher grades at Kensington. The increase in silver ounces sold was the result of higher mill throughput driven by the consumption of the remaining acquired stockpile at Las Chispas and higher silver ounces recovered at Rochester as a result of higher placement rates, partially offset by lower silver grades at Palmarejo. Gold and silver represented 65% and 35% of third quarter 2025 sales revenue, respectively, compared to 67% and 33% of second quarter 2025 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2025	June 30, 2025
Gold sales	$360,484	$323,114	$37,370	12%
Silver sales	194,083	157,536	36,547	23%
Metal sales	$554,567	$480,650	$73,917	15%

Costs Applicable to Sales
Costs applicable to sales increased $19.3 million, or 8%, primarily driven by increased sales at Las Chispas as well as the impact of the preliminary purchase price allocation (“PPA”) ascribed to Inventory of $33.4 million compared to $29.7 million in the second quarter, higher gold and silver ounces sold at Rochester, and higher gold ounces sold at Kensington and Wharf. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $11.5 million, or 19%, as a result of higher gold and silver ounces sold at Las Chispas, higher silver ounces sold at Rochester and higher gold ounces sold at Kensington and Wharf.
Expenses
General and administrative expenses increased $1.6 million, or 12%, primarily due to higher stock-based compensation and annual incentive costs.
Exploration expense increased $1.9 million, or 8%, primarily due to increased drilling at Las Chispas and Kensington.
Pre-development, reclamation, and other expenses increased $2.7 million, or 20%, as a result of a wage and hour litigation settlement, partially offset by lower transaction costs and legal fees.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2025	June 30, 2025
Silvertip ongoing carrying costs	$2,617	$2,423	$194	8%
Loss (gain) on sale of assets	113	120	(7)	(6)%
Asset retirement accretion	4,988	4,900	88	2%
Kensington royalty litigation settlement	—	—	—	—%
Transaction costs	451	2,823	(2,372)	(84)%
Wage and hour litigation settlement	6,998	—	6,998	100%
Other	676	2,895	(2,219)	(77)%
Pre-development, reclamation and other expense	$15,843	$13,161	$2,682	20%
Other Income and Expenses
Interest expense (net of capitalized interest of $0.2 million) decreased to $6.3 million from $8.3 million due to lower interest paid under the RCF. The RCF had no outstanding amount drawn as of September 30, 2025.
Other, net decreased to a loss of $0.9 million compared to a gain of $1.5 million as a result of foreign exchange rate losses.
Income and Mining Taxes
Income and mining tax benefit of approximately $96.9 million resulted in an effective tax rate of (57.0)% for the three months ended September 30, 2025. This compares to income tax expense of $62.6 million for an effective tax rate of 47.0% for the three months ended June 30, 2025. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) U.S. valuation allowance release; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) the impact of uncertain tax positions; (vi) mining taxes; and (vii) percentage depletion. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $9.8 million and $28.3 million for the three months ended September 30, 2025 and June 30, 2025, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended September 30,		Three Months Ended June 30,
	2025		2025
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$107,862	$135,736	$82,138	$(15,229)
Canada	(14,230)	(313)	(15,099)	(693)
Mexico	76,517	(38,542)	66,879	(46,673)
Other jurisdictions	(206)	—	(597)	—
	$169,943	$96,881	$133,321	$(62,595)
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
The Company has historically provided a valuation allowance against its U.S. net deferred tax assets. In the third quarter of 2025, the Company released $216.0 million of valuation allowance against its U.S. net deferred tax assets, resulting in a non-cash deferred tax benefit. The $216.0 million valuation allowance release is composed of $54.0 million related to current year income and $162.0 million related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $55.0 million of U.S. federal and state deferred tax assets as of September 30, 2025, because the Company has concluded it is not more likely than not to be realized.
The exact timing and amount of any valuation allowance release are subject to change, depending upon the Company’s future profitability and the net deferred tax assets available.
Net Income
Net income was $266.8 million, or $0.41 per diluted share, compared to $70.7 million, or $0.11 per diluted share. The increase in net income was driven by a 4% and 15% increase in average realized gold and silver prices, respectively, a 7% increase in gold and silver ounces sold, lower interest expense, and a tax benefit of $160.0 million related to the expectation that our U.S. deferred tax assets are now expected to be used before expiration. This was partially offset by higher exploration and general and administrative costs, and a wage and hour litigation settlement of $6.1 million, plus the employer’s share of relevant taxes. Adjusted net income was $147.3 million, or $0.23 per diluted share, compared to $127.4 million, or $0.20 per diluted share (see “Non-GAAP Financial Performance Measures”).
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Revenue
We sold 310,759 gold ounces and 13.6 million silver ounces, compared to 255,261 gold ounces and 8.2 million silver ounces. Revenue increased by $646.7 million, or 86%, as a result of a 22% and 65% increase in gold and silver ounces sold, respectively, and a 43% and 32% increase in average realized gold and silver prices, respectively. The increase in gold ounces sold was primarily due to the post-acquisition sales at Las Chispas and an increase in production at Rochester as a result of the completion of the POA 11 expansion project in March 2024 and subsequent ramp-up in production rates, and higher mill throughput at Kensington, partially offset by lower grades at Palmarejo and Wharf. The increase in silver ounces sold resulted from the post-acquisition sales at Las Chispas and higher production at Rochester as a result of the completion of the POA 11 expansion project in March 2024 and subsequent ramp-up in production rates, partially offset by lower grades at Palmarejo. Gold and silver represented 66% and 34% of sales revenue during the first nine months of 2025, respectively, compared to 71% and 29% during the first nine months of 2024, respectively.

The following table summarizes consolidated metal sales:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2025	2024
Gold sales	$918,925	$529,626	$389,299	74%
Silver sales	476,354	218,936	257,418	118%
Metal sales	$1,395,279	$748,562	$646,717	86%
Costs Applicable to Sales
Costs applicable to sales increased $235.0 million, or 53%, primarily due to the post-acquisition gold and silver ounces sold at Las Chispas, which includes the impact of the PPA ascribed to Inventory of $90.2 million and an increase in production at Rochester and Kensington, partially offset lower gold ounces sold at Palmarejo and Wharf. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $89.0 million, or 101%, as a result of the post-acquisition gold and silver ounces sold at Las Chispas, increased production at Rochester and Kensington and the impact of the commissioning of the newly expanded crushing circuit in March 2024 at Rochester, partially offset lower gold ounces sold at Palmarejo and Wharf.
Expenses
General and administrative expenses increased $5.4 million, or 15%, primarily due to higher stock-based compensation, annual incentive and outside service costs, partially offset by lower legal costs.
Exploration expense increased $25.1 million, or 59%, driven by planned higher resource expansion drilling activity at all locations, including the addition of exploration expense at Las Chispas post-acquisition.
Pre-development, reclamation, and other expenses increased $10.6 million, or 30%, primarily due to transaction costs related to the acquisition of SilverCrest, the wage and hour litigation settlement, and higher asset retirement accretion following the 2024 year-end changes to estimates, partially offset by loss on the sale of assets and the loss related to the Kensington royalty settlement in 2024.
The following table summarizes pre-development, reclamation, and other expenses:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2025	2024
Silvertip ongoing carrying costs	$7,667	$6,091	$1,576	26%
(Gain) Loss on sale of assets	416	4,352	(3,936)	(90)%
Asset retirement accretion	14,620	12,463	2,157	17%
Kensington royalty settlement	(95)	6,750	(6,845)	(101)%
Transaction costs	12,161	976	11,185	1,146%
Wage and hour litigation settlement	6,998	—	6,998	100%
Other	4,190	4,769	(579)	(12)%
Pre-development, reclamation and other expense	$45,957	$35,401	$10,556	30%
Other Income and Expenses
Interest expense (net of capitalized interest of $1.0 million) decreased to $25.0 million from $39.4 million due to lower interest paid under the RCF driven by lower average debt levels and interest rate, partially offset by higher interest paid under finance lease obligations driven by new finance leases in the second half of 2024. The RCF had no outstanding amount drawn as of September 30, 2025.
Other, net decreased to a gain of $1.0 million compared to $11.3 million as a result of the recognition of gains in 2024 related to premiums received from the private placement flow-through share offering (“Private Placement Offering”) from the renouncement of Silvertip exploration expenditures recognized in 2024 and losses on foreign exchange rates.

Income and Mining Taxes
Income and mining tax benefit of approximately $15.9 million resulted in an effective tax rate of (4.5)% for 2025. This compares to income tax expense of $49.0 million for an effective tax rate of 70.0% for 2024. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) U.S. valuation allowance release; (ii) foreign exchange rates; (iii) mining taxes; (iv) variations in our income before income taxes; (v) geographic distribution of that income; (vi) the impact of uncertain tax positions; and (vii) percentage depletion. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $37.9 million and decreased income and mining tax expense by $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine Months Ended September 30,
	2025		2024
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$210,325	$115,202	$7,498	$(6,605)
Canada	(39,281)	(1,124)	(30,720)	(766)
Mexico	184,486	(98,205)	93,651	(41,659)
Other jurisdictions	(500)	—	(351)	—
	$355,030	$15,873	$70,078	$(49,030)
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
The Company has historically provided a valuation allowance against its U.S. net deferred tax assets. In the third quarter of 2025, the Company released $216.0 million of valuation allowance against its U.S. net deferred tax assets, resulting in a non-cash deferred tax benefit. The $216.0 million valuation allowance release is composed of $54.0 million related to current year income and $162.0 million related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $55.0 million of U.S. federal and state deferred tax assets as of September 30, 2025, because the Company has concluded it is not more likely than not to be realized.
The exact timing and amount of any valuation allowance release are subject to change, depending upon the Company’s future profitability and the net deferred tax assets available.
Net Income
Net income was $370.9 million, or $0.61 per diluted share, compared to a net income of $21.0 million, or $0.05 per diluted share. The increase in net income was driven by a 22% and 65% increase in gold and silver ounces sold, respectively, which includes post-acquisition gold and silver ounces sold at Las Chispas, a 43% and 32% increase in average realized gold and silver prices, respectively, lower interest expense, and a tax benefit of $160.0 million related to the expectation that our U.S. deferred tax assets are now expected to be used before expiration. This was partially offset by post-acquisition costs applicable to sales at Las Chispas, higher exploration, general and administrative and Transaction costs. Adjusted net income was $334.6 million, or $0.55 per diluted share, compared to a gain of $24.7 million, or $0.06 per diluted share (see “Non-GAAP Financial Performance Measures”).

2025 Guidance
The Company has refined its 2025 production and cost guidance ranges as reflected below.

2025 Production Guidance

	Previous		Updated
	Gold	Silver	Gold	Silver
	(oz)	(K oz)	(oz)	(K oz)
Las Chispas	42,500 - 52,500	4,250 - 5,250	50,000 - 58,000	5,000 - 5,500
Palmarejo	95,000 - 105,000	5,400 - 6,500	96,000 - 106,000	6,000 - 6,800
Rochester	60,000 - 75,000	7,000 - 8,300	55,000 - 62,500	6,000 - 6,700
Kensington	92,500 - 107,500	—	98,500 - 108,500	—
Wharf	90,000 - 100,000	50 - 200	93,000 - 103,000	100 - 150
Total	380,000 - 440,000	16,700 - 20,250	392,500 - 438,000	17,100 - 19,150

2025 Adjusted Costs Applicable to Sales Guidance

	Previous		Updated
	Gold	Silver	Gold	Silver
	($/oz)	($/oz)	($/oz)	($/oz)
Las Chispas (co-product)	$850 - $950	$9.25 - $10.25	$850 - $950	$9.25 - $10.25
Palmarejo (co-product)	$950 - $1,150	$17.00 - $18.00	$890 - $960	$15.00 - $16.00
Rochester (co-product)	$1,250 - $1,450	$14.50 - $16.50	$1,550 - $1,650	$17.00 - $18.50
Kensington	$1,700 - $1,900	—	$1,700 - $1,800	—
Wharf (by-product)	$1,250 - $1,350	—	$1,125 - $1,225	—

2025 Capital, Exploration, G&A and Income and Mining Tax Guidance

	Previous	Updated
	($M)	($M)
Capital Expenditures, Sustaining	$142 - $156	$142 - $156
Capital Expenditures, Development	$55 - $69	$55 - $69
Exploration, Expensed	$67 - $77	$67 - $77
Exploration, Capitalized	$10 - $16	$10 - $16
General & Administrative Expenses	$48 - $52	$50 - $55
Effective Tax Rate (%)	—	27% - 33%
Cash Taxes	—	$165 - $195

Note: The Company’s previous guidance figures assume estimated prices of $2,700/oz gold and $30.00/oz silver as well as CAD of 1.425 and MXN of 20.50. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

The Company’s updated guidance figures assume estimated prices of $3,411/oz gold and $37.82/oz silver as well as CAD of 1.38 and MXN of 20.0. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

On August 6, 2025, the Company increased its 2025 general & administrative expense guidance to reflect the non-cash increase in incentive compensation related to expected performance share expense.

The normalized effective tax rate excludes items that are not reflective of Coeur’s underlying performance, such as the impacts of foreign currency on deferred taxes, taxes related to prior periods, and one-time, non-cash, tax valuation allowance adjustments.

Results of Operations
Las Chispas

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Tons milled	139,916	118,399	317,683	—
Average gold grade (oz/t)	0.110	0.150	0.130	—
Average silver grade (oz/t)	10.32	13.32	11.88	—
Average recovery rate – Au	97.9%	98.6%	98.4%	—%
Average recovery rate – Ag	97.8%	98.5%	98.1%	—%
Gold ounces produced	16,540	16,271	39,986	—
Silver ounces produced	1,571,850	1,488,672	3,774,761	—
Gold ounces sold	17,800	16,025	43,432	—
Silver ounces sold	1,674,770	1,479,410	4,077,903	—
CAS per gold ounce(1)	$1,837	$1,874	$1,942	—
CAS per silver ounce(1)	$21.15	$18.74	$20.68	—
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2025 compared to Three Months Ended June 30, 2025
Gold and silver production increased 2% and 6%, respectively, as a result of higher mill throughput driven by the consumption of the remaining acquired stockpile and recovery of in-circuit inventory. Metal sales were $126.1 million, or 23% of Coeur’s metal sales, compared with $102.7 million, or 21% of Coeur’s metal sales. Revenue increased by $23.5 million, or 23%, of which $13.7 million was due to higher volume of gold and silver production and $9.8 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce sold includes the impact of $902 and $10.38 per gold and silver ounce sold, respectively, on costs applicable to sales attributable to PPA ascribed to Inventory of $33.4 million, which on an adjusted basis results in a costs applicable to sales of $935 and $10.77 per gold and silver ounce sold, respectively. Amortization increased by $8.5 million to $30.9 million primarily as a result of higher gold and silver ounces sold. Capital expenditures were $9.8 million, in line with prior quarter, and were primarily composed of underground mine development and capitalized exploration costs.
Nine Months Ended September 30, 2025
Las Chispas results represent post-acquisition activity subsequent to the acquisition of SilverCrest on February 14, 2025. The consumption of the remaining acquired stockpile in the third quarter led to production of 39,986 and 3,774,761 gold and silver ounces, respectively. Metal sales were $286.8 million, or 21% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce sold includes the impact of $1,038 and $11.05 on costs applicable to sales per gold and silver ounce sold, respectively, attributable to PPA ascribed to Inventory of $90.2 million, which on an adjusted basis results in a costs applicable to sales of $904 and $9.63 per gold and silver ounce sold, respectively. Amortization totaled $62.2 million. Capital expenditures of $24.3 million were primarily composed of underground mine development and capitalized exploration costs.

Palmarejo

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Tons milled	485,267	483,880	1,410,067	1,343,771
Average gold grade (oz/t)	0.050	0.060	0.060	0.069
Average silver grade (oz/t)	3.47	4.06	3.95	4.63
Average recovery rate – Au	95.0%	92.9%	94.3%	93.5%
Average recovery rate – Ag	89.9%	88.6%	88.6%	84.1%
Gold ounces produced	24,802	27,272	75,106	86,176
Silver ounces produced	1,514,478	1,740,952	4,935,746	5,237,704
Gold ounces sold	26,850	26,782	76,345	86,430
Silver ounces sold	1,633,196	1,720,383	4,989,965	5,199,839
CAS per gold ounce(1)	$893	$891	$902	$902
CAS per silver ounce(1)	$16.55	$14.44	$14.95	$13.84
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2025 compared to Three Months Ended June 30, 2025
Gold and silver production decreased 9% and 13%, respectively, as a result of lower gold and silver grades, partially offset by higher recoveries. Metal sales were $121.2 million, or 22% of Coeur’s metal sales, compared with $114.1 million, or 24% of Coeur’s metal sales. Revenue increased by $7.1 million, or 6%, of which $10.3 million was due to higher average realized gold and silver prices, partially offset by $3.2 million due to lower volume of gold and silver production. Gold ounces sold associated with the Franco-Nevada Gold Stream Agreement were 49%, compared to 48% in the prior quarter. Costs applicable to sales per gold and silver ounce were in-line and increased 15%, respectively, due to lower production, unfavorable foreign exchange rates, higher outside service and power costs and the mix of gold and silver sales which impacted co-product cost allocation. Amortization increased by $0.7 million to $10.1 million as a result of commencement of commercial production at Hidalgo in June 2025. Capital expenditures remained comparable at $5.7 million.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Gold and silver production decreased 13% and 6%, respectively, as a result of a decrease in gold and silver grades, partially offset by an increase of 5% in mill throughput. Metal sales were $331.1 million, or 24% of Coeur’s metal sales, compared with $290.0 million, or 39% of Coeur’s metal sales. Revenue increased by $41.1 million, or 14%, of which $69.2 million was due to higher gold and silver prices, partially offset by $28.1 million due to lower volume of gold and silver production. Gold ounces sold associated with the Franco-Nevada Gold Stream Agreement increased to 48% from 32% in the prior year driven by mine sequencing. Costs applicable to sales per gold and silver ounce were in-line and increased 8%, respectively, due to lower production, unfavorable foreign exchange rates, higher outside service and power costs and the mix of gold and silver sales which impacted co-product cost allocation. Amortization decreased by $6.7 million to $28.7 million due to lower gold and silver ounces sold. Capital expenditures decreased to $17.2 million from $20.7 million due to the lower underground development and equipment purchases.

Rochester

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Tons placed(1)	8,306,272	7,851,665	23,145,261	15,302,994
Average gold grade (oz/t)	0.002	0.003	0.003	0.002
Average silver grade (oz/t)	0.57	0.60	0.58	0.56
Gold ounces produced	14,801	14,302	42,456	23,451
Silver ounces produced	1,644,143	1,456,326	4,384,191	2,827,403
Gold ounces sold	13,975	13,881	42,569	23,521
Silver ounces sold	1,656,336	1,437,811	4,376,157	2,818,930
CAS per gold ounce(2)	$1,600	$1,692	$1,639	$1,797
CAS per silver ounce(2)	$17.89	$17.00	$17.98	$21.57
(1)During the three months ended September 30, 2025 and June 30, 2025, 6.2 million and 6.7 million tons of crushed ore were placed on the new leach pad, respectively. During the nine months ended September 30, 2025 and 2024, 18.5 million and 12.5 million tons of crushed ore were placed on the new leach pad, respectively.
(2)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2025 compared to Three Months Ended June 30, 2025
Gold and silver production increased 3% and 13%, respectively, driven by higher placement rates. Ore tons placed during the quarter totaled 8.3 million tons, consisting of approximately 6.3 million tons through the crushing circuit, down from 6.7 million tons in the prior quarter largely due to planned downtime in July to complete several crusher upgrades. Additionally, the Company placed approximately 2.0 million tons of direct to pad (“DTP”) material, up from 1.1 million tons of DTP material placed in the prior quarter. Metal sales were $112.5 million, or 20% of Coeur’s metal sales, compared with $95.0 million, or 20% of Coeur’s metal sales. Revenue increased by $17.5 million, or 18%, of which $8.7 million was due to higher average realized gold and silver prices and $8.8 million due to higher volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 5% and increased 5%, respectively, as a result of higher labor, outside service and royalty costs as well as the mix of gold and silver sales which impacted co-product cost allocation. Amortization increased to $18.5 million due to the increase in gold and silver ounces sold. Capital expenditures decreased by $12.9 million to $11.6 million due to timing of capitalized stripping to facilitate exploration drilling and future planned mining activities and lower equipment purchases.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Gold and silver production increased 81% and 55%, respectively, as a result of the completion of the expansion project in March 2024 and subsequent ramp-up in production rates. Ore tons placed during the first nine months of 2025 totaled 23.1 million tons, a 51% (7.8 million ton) increase from the prior year period, consisting of approximately 18.5 million tons through the crushing circuit and 4.6 million tons of DTP material. Metal sales were $290.1 million, or 21% of Coeur’s metal sales, compared with $128.6 million, or 17% of Coeur’s metal sales. Revenue increased by $161.5 million, or 126%, of which $115.7 million was due to a higher volume of gold and silver production, and $45.8 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 9% and 17%, respectively, as a result of the increase in ore tons placed, lower electrical power and haul truck repair costs and the mix of gold and silver sales which impacted co-production cost allocation. Amortization increased to $50.2 million due to the increase in gold and silver ounces sold and the impact of commissioning of the newly expanded crushing circuit in March 2024. Capital expenditures decreased to $50.9 million from $58.9 million due to Rochester expansion project spending in 2024 offset by equipment purchases and capitalized stripping in 2025.

Kensington

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Tons milled	188,705	192,169	566,218	515,398
Average gold grade (oz/t)	0.16	0.15	0.15	0.15
Average recovery rate	90.5%	91.8%	91.7%	91.2%
Gold ounces produced	27,231	26,555	76,501	68,740
Gold ounces sold	28,011	26,751	76,967	69,522
CAS per gold ounce(1)	$1,669	$1,721	$1,753	$1,699
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2025 compared to Three Months Ended June 30, 2025
Gold production increased 3% as a result of a 7% increase in grades, partially offset by a 2% decrease in mill throughput. Metal sales were $98.9 million, or 18% of Coeur’s metal sales, compared to $89.8 million, or 19% of Coeur’s metal sales. Revenue increased by $9.1 million, or 10%, of which $4.4 million was due to higher volume of gold production and an increase of $4.7 million due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 3% due to higher production and lower outside service costs. Amortization increased by $0.2 million to $10.4 million due to an increase in gold ounces sold. Capital expenditures decreased by $0.7 million to $15.6 million as a result of lower expenditures related to underground development and capitalized exploration.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Gold production increased 11% as a result of 10% higher mill throughput. Metal sales were $253.9 million, or 18% of Coeur’s metal sales, compared to $156.7 million, or 21% of Coeur’s metal sales. Revenue increased by $97.2 million, or 62%, of which $72.6 million was due to higher average realized gold prices, and $24.6 million was due to higher volume of gold production. Costs applicable to sales per gold ounce increased 3% as higher production was more than offset by higher freight and royalty costs. Amortization increased to $28.1 million primarily due to an increase in gold ounces sold. Capital expenditures decreased to $47.4 million from $49.7 million due to lower underground development and capitalized exploration, partially offset by the construction of the expanded tailings impoundment.
Wharf

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Tons placed	1,345,662	1,105,605	3,484,966	3,839,041
Average gold grade (oz/t)	0.028	0.035	0.028	0.034
Gold ounces produced	27,990	24,087	72,568	76,066
Silver ounces produced	25,368	36,244	112,553	178,169
Gold ounces sold	27,859	23,509	71,446	75,788
Silver ounces sold	21,650	34,916	106,600	178,894
CAS per gold ounce(1)	$1,080	$1,183	$1,166	$945
(1)See Non-GAAP Financial Performance Measures.
Three Months Ended September 30, 2025 compared to Three Months Ended June 30, 2025
Gold production increased 16% driven by higher tons placed, and timing of recoveries of higher-grade material placed on the pads in prior period. Metal sales were $95.9 million, or 17% of Coeur’s metal sales, compared to $79.1 million, or 16% of Coeur’s metal sales. Revenue increased by $16.8 million, or 21%, of which $14.3 million was attributable to higher gold production, and $2.5 million was due to higher average realized gold prices. Costs applicable to sales per gold ounce decreased 9% due to higher ore tons placed. Amortization remained comparable at $1.8 million. Capital expenditures decreased to $3.2 million from $3.6 million.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Gold production decreased 5% driven by lower grade material placed on the pads and the timing of recoveries. Metal sales were $233.4 million, or 17% of Coeur’s metal sales, compared to $173.3 million, or 23% of Coeur’s metal sales. Revenue increased by $60.1 million, or 35%, of which $76.6 million was due to higher average realized gold prices, partially offset by $16.4 million due to lower gold production. Costs applicable to sales per gold ounce increased 23% due to lower ore tons placed and higher labor and royalty costs. Amortization decreased to $4.8 million due to the decrease in gold ounces mined. Capital expenditures increased to $14.1 million from $4.2 million as a result of the construction of a water treatment facility and mining equipment purchases.
Silvertip
Three Months Ended September 30, 2025 compared to Three Months Ended June 30, 2025
Exploration expense totaled $10.1 million in the third quarter of 2025 compared to $9.2 million in the prior quarter as the Company continued to focus on expanding the mineral resources at Silvertip. Ongoing carrying costs at Silvertip totaled $2.6 million in the third quarter of 2025 compared to $2.4 million in the prior quarter. Capital expenditures in the third quarter of 2025 totaled $2.6 million.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Exploration expenses total $25.4 million in 2025 compared to $21.1 million in the prior year. Ongoing carrying costs at Silvertip totaled $7.7 million in 2025 and $6.1 million in the prior year. Capital expenditures in 2025 totaled $5.0 million compared to $1.9 million in the prior year.

Liquidity and Capital Resources
At September 30, 2025, the Company had $268.2 million of cash, cash equivalents and restricted cash and $399.3 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $211.3 million in the nine months ended September 30, 2025 due to the cash acquired in the SilverCrest Transaction of $103.7 million, the sale of SilverCrest acquired bullion and metal inventory for $72.0 million, a 22% and 65% increase in gold and silver ounces sold, respectively, and a 43% and 32% increase in average realized gold and silver prices, respectively. This was partially offset by RCF net repayments of $195.0 million, SilverCrest Transaction cost payments of $15.0 million, income and mining tax payments at Palmarejo and Las Chispas, full repayment of outstanding prepayment agreement balances at Rochester, Kensington and Wharf, $159.8 million of capital expenditures, and the second payment of $10.0 million related to the acquisition of mining concessions at Palmarejo.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer term. We expect to use cash provided by operating activities to fund near term capital requirements, including those described in this Report for our 2025 capital expenditure guidance, and to repurchase shares pursuant to the Company’s $75.0 million share repurchase program (the “Program”). The acquisition of SilverCrest included acquiring a significant amount of cash and gold and silver bullion, which was used along with our cash provided by operating activities to repay the RCF. Our longer-term plans contemplate continued exploration to extend the mine lives at our operating sites, reduction of debt, and additional investment to determine the viability of the Silvertip project. Our long-term target leverage ratio of Net Debt to the Last Twelve Months Adjusted EBITDA is 0.0 times Adjusted EBITDA. Our current net leverage ratio is 0.1 times Adjusted EBITDA as of September 30, 2025.
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
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2025 was $237.7 million, compared to $207.0 million for the three months ended June 30, 2025. Net cash provided by operating activities for the nine months ended September 30, 2025 was $512.3 million, compared to $110.4 million for nine months ended September 30, 2024. Adjusted EBITDA for the three months ended September 30, 2025 was $299.1 million, compared to $243.5 million for the three months ended June 30, 2025. Adjusted EBITDA for the nine months ended September 30, 2025 was $691.5 million, compared to $222.8 million for the nine months ended September 30, 2024 (see “Non-GAAP Financial Performance

Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Cash flow before changes in operating assets and liabilities	$238,702	$161,573	$453,991	$83,807
Changes in operating assets and liabilities:
Receivables	(7,132)	(4,766)	(7,953)	(520)
Prepaid expenses and other	(7,489)	2,424	77,000	3,185
Inventories	(5,011)	(14,125)	(27,484)	(53,788)
Accounts payable and accrued liabilities	18,636	61,845	16,738	77,757
Cash provided by operating activities	$237,706	$206,951	$512,292	$110,441
Net cash provided by operating activities increased $30.8 million for the three months ended September 30, 2025 compared to the three months ended June 30, 2025, primarily due to a 7% increase in gold and silver ounces sold, a 4% and 15% increase in average realized gold and silver prices, respectively, the consumption of the remaining acquired stockpile at Las Chispas, timing of accounts payable at Las Chispas and Silvertip, and lower interest expense. This was partially offset by timing of interest payments paid related to the Senior Notes, the Company’s annual insurance renewal payment, and increased general and administrative and exploration expenses. Revenue for the three months ended September 30, 2025 compared to the three months ended June 30, 2025 increased by $73.9 million, of which $36.0 million was due to higher volume of gold and silver sales and $37.9 million was due to higher average gold and silver prices.
Net cash provided by operating activities increased $401.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a 22% and 65% increase in gold and silver ounces sold, respectively, a 43% and 32% increase in average realized gold and silver prices, the sale of SilverCrest acquired bullion and metal inventory for $72.0 million, and lower interest expense. This was partially offset by higher general and administrative and exploration expenses, and the receipt of $55.0 million of prepayments in the nine months ended September 30, 2024. Revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased by $646.7 million, of which $280.2 million was due to higher average realized gold and silver prices, $79.7 million was due to higher volume of gold and silver sales, and $286.8 million was due to post-acquisition sales at Las Chispas.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended September 30, 2025 was $59.2 million compared to $60.6 million in the three months ended June 30, 2025. Cash used in investing activities decreased due to lower capital expenditures, partially offset by the $10.0 million payment for the purchase of mining concessions. The Company incurred capital expenditures of $49.0 million in the three months ended September 30, 2025 compared with $60.8 million in the three months ended June 30, 2025 primarily related to capitalized exploration at Rochester and Kensington, expanded tailings impoundment at Kensington in both periods, underground development at Palmarejo and Kensington in both periods, as well as mining equipment purchases at Rochester in three months ended June 30, 2025.
Net cash used in investing activities in the nine months ended September 30, 2025 was $66.5 million compared to $145.7 million in the nine months ended September 30, 2024. Cash used in investing activities decreased due to the cash acquired in the SilverCrest Transaction of $103.7 million, partially offset by post-acquisition capital expenditures at Las Chispas. The Company incurred capital expenditures of $159.8 million in the nine months ended September 30, 2025 compared with $135.5 million in the nine months ended September 30, 2024 primarily related to post-acquisition underground development and equipment purchases at Las Chispas, underground development at Palmarejo and Kensington in both periods, expanded tailings impoundment at Kensington in both periods, and the construction of a water treatment facility at Wharf .
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities in the three months ended September 30, 2025 was $23.9 million compared to $112.8 million in the three months ended June 30, 2025. During the three months ended September 30, 2025, the Company had no repayments on a net basis under the RCF compared to $110.0 million, net, in the three months ended June 30, 2025. Additionally, the Company repurchased $5.3 million of common stock in connection with the Company’s Program in the three months ended September 30, 2025 compared to $2.0 million in the three months ended June 30, 2025, and prepaid $9.5 million in finance leases at Rochester.

Net cash used in financing activities in the nine months ended September 30, 2025 was $234.8 million compared to net cash provided by financing activities of $51.2 million in the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company repaid $195.0 million, net, under the RCF, repurchased $7.3 million of common stock in connection with the Company’s Program, and prepaid $9.5 million in finance leases at Rochester. During the nine months ended September 30, 2024, the Company received net proceeds of $23.7 million from the sale of 7.7 million shares of its common stock in the Private Placement Offering, and drew $50.0 million, net, from the RCF.
On May 27, 2025, the Company announced the $75.0 million Program, effective through May 31, 2026. Under the Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase agreement (the “10b-18 Agreement”) and an issuer securities repurchase 10b5-1 plan (the “Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker. On August 8, 2025, the Company and BMO Capital Markets Corp. amended the Company 10b5-1 Plan to modify certain terms of the arrangement.
The following table summarizes repurchases made pursuant to the 10b-18 Agreement in the quarter ended September 30, 2025 and the approximate dollar value of stock that may yet be purchased pursuant to the Program:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Program	(d) Approximate dollar value of shares that may yet be purchased under the Program (in millions)
July 1, 2025 - July 31, 2025	—	—	—	—
August 1, 2025 - August 31, 2025	451,700	$11.79	668,200	$67.6
September 1, 2025 - September 30, 2025	—	—	—	—
Total	451,700	$11.79	668,200

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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered a change in estimate and are accounted for prospectively. As of September 30, 2025, the Company’s combined estimated recoverable ounces of gold and silver on the leach pads were 64,482 and 8.9 million, respectively.
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
Adjusted Net Income
Management uses Adjusted net income to evaluate the Company’s operating performance, and to plan and forecast its operations. The Company believes the use of Adjusted net income reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Management’s determination of the components of Adjusted net income is evaluated periodically and is based, in part, on a review of non-GAAP financial measures used by mining industry analysts. The tax effect of adjustments are based on statutory tax rates and the Company’s tax attributes, including the impact through the Company’s valuation allowance. The combined effective rate of tax adjustments may not be consistent with the statutory tax rates or the Company’s effective tax rate due to jurisdictional tax attributes and related valuation allowance impacts which may minimize the tax effect of certain adjustments and may not apply to gains and losses equally. Adjusted net income is reconciled to Net income in the following table:

	Three Months Ended		Nine Months Ended
In thousands except per share amounts	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net income	$266,824	$70,726	$370,903	$21,048
Fair value adjustments, net	—	(4)	342	—
Foreign exchange loss (gain)(1)	11,831	28,072	40,477	(4,713)
(Gain) loss on sale of assets	113	117	416	4,352
RMC bankruptcy distribution	—	(37)	(38)	(1,199)
(Gain) loss on debt extinguishment	6	—	6	(417)
Transaction costs	451	2,823	12,161	976
Kensington royalty settlement	—	28	(67)	7,369
Wage and hour litigation settlement	6,998	—	6,998	—
Mexico arbitration matter	743	1,740	2,893	3,459
Flow-through share premium	(111)	(112)	(808)	(5,194)
COVID-19	—	—	—	10
Acquired inventory purchase price allocation	33,443	29,681	90,163	—
Valuation allowance and tax effect of adjustments(2)	(173,022)	(5,633)	(188,885)	(962)
Adjusted net income	$147,276	$127,401	$334,561	$24,729

Adjusted net income per share, Basic	$0.23	$0.20	$0.56	$0.06
Adjusted net income per share, Diluted	$0.23	$0.20	$0.55	$0.06
(1) Includes the impact of foreign exchange rates on deferred tax balances of $9.8 million and $28.1 million for the three months ended September 30 and June 30, 2025, respectively, and $37.8 million and ($0.3) million for the nine months ended September 30, 2025 and 2024, respectively.
(2) For the three and nine months ended September 30, 2025, tax effect of adjustments of $173.0 million (415.5%) and $188.9 million (168.5%), respectively, are primarily related to the release of the valuation allowance against U.S. net deferred tax assets of $162.0 million, the wage and hour litigation settlement, Transaction costs at Corporate, and the impact of the PPA ascribed to Inventory at Las Chispas. For the three months ended June 30, 2025, tax effect of adjustments of $5.6 million (16.3%) are primarily related to the Transaction costs at Corporate and the impact of the PPA ascribed to Inventory at Las Chispas. For the nine months ended September 30, 2024, tax effect of adjustments of $1.0 million (-10%) is primarily related to the RMC Bankruptcy Distribution, Kensington royalty settlement, nonrecurring expenses at Palmarejo and LCM adjustment recorded at Rochester.

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

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net income	$266,824	$70,726	$370,903	$21,048
Interest expense, net of capitalized interest	6,273	8,251	24,974	39,389
Income tax provision	(96,881)	62,595	(15,873)	49,030
Amortization	72,930	61,421	177,444	88,441
EBITDA	249,146	202,993	557,448	197,908
Fair value adjustments, net	—	(4)	342	—
Foreign exchange (gain) loss	2,080	(246)	2,593	(3,432)
Asset retirement obligation accretion	4,988	4,900	14,620	12,463
Inventory adjustments and write-downs	1,198	1,598	4,723	6,490
(Gain) loss on sale of assets	113	117	416	4,352
RMC bankruptcy distribution	—	(37)	(38)	(1,199)
(Gain) loss on debt extinguishment	6	—	6	(417)
Kensington royalty settlement	—	28	(67)	7,369
Wage and labor litigation settlement	6,998	—	6,998	—
Mexico arbitration matter	743	1,740	2,893	3,459
Flow-through share premium	(111)	(112)	(808)	(5,194)
COVID-19	—	—	—	10
Transaction costs	451	2,823	12,161	976
Acquired inventory purchase price allocation	33,443	29,681	90,163	—
Adjusted EBITDA	299,055	243,481	691,450	222,785

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

Consolidated	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Cash flow from operations	$237,706	$206,951	$512,292	$110,441
Capital expenditures	49,034	60,807	159,843	135,468
Free cash flow	$188,672	$146,144	$352,449	$(25,027)

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Cash provided by operating activities	$237,706	$206,951	$512,292	$110,441
Changes in operating assets and liabilities:
Receivables	7,132	4,766	7,953	520
Prepaid expenses and other	7,489	(2,424)	(77,000)	(3,185)
Inventories	5,011	14,125	27,484	53,788
Accounts payable and accrued liabilities	(18,636)	(61,845)	(16,738)	(77,757)
Operating cash flow before changes in working capital	$238,702	$161,573	$453,991	$83,807

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Total debt	$363,516	$380,722	$363,516	$605,183
Cash and cash equivalents	(266,342)	(111,646)	(266,342)	(76,916)
Net debt	$97,174	$269,076	$97,174	$528,267

Net debt	$97,174	$269,076	$97,174	$528,267
Last Twelve Months Adjusted EBITDA	$807,817	$634,803	$807,817	$287,079
Net Leverage ratio	0.1	$0.4	0.1	1.8
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

Three Months Ended September 30, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$99,012	$61,125	$70,487	$57,144	$32,689	$989	$321,446
Amortization	(30,908)	(10,115)	(18,501)	(10,435)	(1,762)	(989)	(72,710)
Costs applicable to sales	$68,104	$51,010	$51,986	$46,709	$30,927	$—	$248,736

Metal Sales
Gold ounces	17,800	26,850	13,975	28,011	27,859	—	114,495
Silver ounces	1,674,770	1,633,196	1,656,336	—	21,650	—	4,985,952

Costs applicable to sales
Gold ($/oz)	$1,837	$893	$1,600	$1,669	$1,080
Silver ($/oz)	$21.15	$16.55	$17.89			$—
(1) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $33.4 million.
Three Months Ended June 30, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$80,122	$58,109	$64,676	$56,304	$30,542	$928	$290,681
Amortization	(22,375)	(9,406)	(16,748)	(10,221)	(1,549)	(928)	(61,227)
Costs applicable to sales	$57,747	$48,703	$47,928	$46,083	$28,993	$—	$229,454

Metal Sales
Gold ounces	16,025	26,782	13,881	26,751	23,509	—	106,948
Silver ounces	1,479,410	1,720,383	1,437,811	—	34,916	—	4,672,520

Costs applicable to sales
Gold ($/oz)	$1,874	$891	$1,692	$1,721	$1,183
Silver ($/oz)	$18.74	$14.44	$17.00			$—
(1) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $29.7 million.
Nine Months Ended September 30, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$230,904	$172,118	$198,606	$163,075	$91,742	$2,863	$859,308
Amortization	(62,219)	(28,702)	(50,156)	(28,127)	(4,785)	(2,863)	(176,852)
Costs applicable to sales	$168,685	$143,416	$148,450	$134,948	$86,957	$—	$682,456

Metal Sales
Gold ounces	43,432	76,345	42,569	76,967	71,446	—	310,759
Silver ounces	4,077,903	4,989,965	4,376,157	—	106,600	—	13,550,625

Costs applicable to sales
Gold ($/oz)	$1,942	$902	$1,639	$1,753	$1,166
Silver ($/oz)	$20.68	$14.95	$17.98			$—
(1) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $90.2 million.

Nine Months Ended September 30, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$185,405	$128,497	$137,762	$81,187	$2,436	$535,287
Amortization	(35,429)	(25,434)	(19,653)	(4,879)	(2,436)	(87,831)
Costs applicable to sales	$149,976	$103,063	$118,109	$76,308	$—	$447,456

Metal Sales
Gold ounces	86,430	23,521	69,522	75,788	—	255,261
Silver ounces	5,199,839	2,818,930	—	178,894	—	8,197,663

Costs applicable to sales
Gold ($/oz)	$902	$1,797	$1,699	$945
Silver ($/oz)	$13.84	$21.57			$—

Reconciliation of Costs Applicable to Sales for Updated 2025 Guidance

In thousands (except metal sales and per ounce amounts)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$158,700	$235,309	$269,238	$218,752	$124,863
Amortization	(50,909)	(39,018)	(73,221)	(38,994)	(6,527)
Costs applicable to sales	$107,791	$196,291	$196,017	$179,758	$118,336
By-product credit	—	—	—	—	(4,257)
Adjusted costs applicable to sales	$107,791	$196,291	$196,017	$179,758	$114,079

Metal Sales
Gold ounces	56,000	100,400	60,100	103,700	96,800
Silver ounces	5,443,000	6,513,000	6,192,000		127,000

Revenue Split
Gold	49%	48%	47%	100%	100%
Silver	51%	52%	53%

Adjusted costs applicable to sales
Gold ($/oz)	$850 - $950	$890 - $960	$1,550 - $1,650	$1,700 - $1,800	$1,125 - $1,225
Silver ($/oz)	$9.25 - $10.25	$15.00 - $16.00	$17.00 - $18.50
Reconciliation of Costs Applicable to Sales for Previous 2025 Guidance

In thousands (except metal sales and per ounce amounts)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$144,729	$245,767	$275,743	$222,569	$130,856
Amortization	(45,992)	(38,779)	(75,033)	(43,903)	(7,105)
Costs applicable to sales	$98,737	$206,988	$200,710	$178,666	$123,751
By-product credit	—	—	—	—	(2,824)
Adjusted costs applicable to sales	$98,737	$206,988	$200,710	$178,666	$120,927

Metal Sales
Gold ounces	52,000	100,018	68,000	104,271	95,454
Silver ounces	5,240,757	6,006,911	7,752,237		94,138

Revenue Split
Gold	48%	50%	44%	100%	100%
Silver	52%	50%	56%

Adjusted costs applicable to sales
Gold ($/oz)	$850 - $950	$950 - $1,150	$1,250 - $1,450	$1,700 - $1,900	$1,250 - $1,350
Silver ($/oz)	$9.25 - $10.25	$17.00 - $18.00	$14.50 - $16.50

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold and silver mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, inflation, hedging strategies, tax rates and treatment, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, the gold stream agreement at Palmarejo, liquidity management, financing plans, risk management strategies, capital allocation, and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2024 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of a future pandemic, equipment and materials availability, inflationary pressures, changes in applicable tax laws or regulatory interpretations and impacts from tariffs or other trade barriers (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) breaches or lapses in the security of technology systems on which the Company relies, which could compromise the data stored within them, as well as failure to comply with ever-evolving global privacy and security regulatory obligations, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at September 30, 2025 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $3,457 and $2,759 per ounce, respectively, and a short-term and long-term silver price of $39.40 and $32.00 per ounce, respectively.
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
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had forward contracts for gold and silver that settled monthly through June 2024 in order to protect cash flow during the Rochester expansion ramp-up. The contracts were net cash settled and, if the spot price of gold at the time of expiration was lower than the fixed price or higher than the fixed prices, it resulted in a realized gain or loss, respectively. The forward contracts exposed us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company entered into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. For additional information, please see the section titled “Item 1A - Risk Factors” in this Report. The Company acquired existing zero cost collar hedges for 1,600 ounces of gold and 200,000 ounces of silver on February 14, 2025 as part of its acquisition of SilverCrest that settled monthly through March 2025. The Company had no outstanding gold or silver hedging contracts at September 30, 2025.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At September 30, 2025, the Company had outstanding provisionally priced sales of 13,178 ounces of gold at an average price of $3,564. Changes in gold prices resulted in provisional pricing mark-to-market loss of $1.5 million during the three months ended September 30, 2025. A 10% change in realized gold prices would cause revenue to vary by $4.7 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at September 30, 2025.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at September 30, 2025.
Investment Risk
Equity Price Risk
The Company’s equity securities were not significant at September 30, 2025.

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
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A -- Risk Factors of the 2024 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors have been supplemented and updated in the Company’s Form 10-Q for the quarter ended March 31, 2025 (the “Q1 2025 10-Q”) and in the Company’s Form 10-Q for the quarter ended June 30, 2025 (the “Q2 2025 10-Q”). Except as supplemented and updated in the Q1 2025 10-Q and Q2 2025 10-Q, the risk factors set forth in the 2024 10-K remain current. Additional risks and uncertainties that the Company does not presently know about or that it currently deems immaterial also may impair our business operations.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
(c) Trading Plans
The trading arrangement for the sale of shares of the Company’s common stock previously adopted by Casey M. Nault, Senior Vice President, General Counsel and Secretary, on February 28, 2025 (the “Nault 10b5-1 Plan”) was terminated on August 22, 2025 (the “Nault 10b5-1 Plan Termination Date”) pursuant to the terms specified in the Nault 10b5-1 Plan. The Nault 10b5-1 Plan provided for the sale of up to 202,257 shares of the Company’s common stock between June 2, 2025 and February 28, 2027, pursuant to terms specified in the Nault 10b5-1 Plan. As of the Nault 10b5-1 Plan Termination Date, 202,257 shares of the Company’s common stock had been sold under the Nault 10b5-1 Plan.
The trading arrangement for the sale of shares of the Company’s common stock previously adopted by Mitchell J. Krebs, Chairman, President and Chief Executive Officer, on June 6, 2025 (the “June Krebs 10b5-1 Plan”) was terminated on September 8, 2025 (the “June Krebs 10b5-1 Plan Termination Date”) pursuant to the terms specified in the June Krebs 10b5-1 Plan. The June Krebs 10b5-1 Plan provided for the sale of up to 250,000 shares of the Company’s common stock between September 5, 2025 and February 15, 2026, pursuant to terms specified in the June Krebs 10b5-1 Plan. As of the June Krebs 10b5-1 Plan Termination Date, 250,000 shares of the Company’s common stock had been sold under the June Krebs 10b5-1 Plan.

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

* The following financial information from Coeur Mining, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders’ Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	October 29, 2025	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated	October 29, 2025	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	October 29, 2025	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)