Form 10-K
period 2025-12-31
Coeur Mining, Inc.
filed 2026-02-18
CIK 215466

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
$5,605,534,558
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 16, 2026, 642,097,555 shares of Common Stock, par value $0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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
OUR BUSINESS
Operating Segments
    We produce and sell precious metals from the following operating segments:
•The Las Chispas underground silver-gold mine, located in the State of Sonora in northern Mexico, which began operations in 2022 and was acquired by Coeur in early 2025.
•The Palmarejo silver-gold complex, located in the State of Chihuahua in northern Mexico, which has been in operation since 2009.
•The Rochester open pit heap leach silver-gold mine, located in northwestern Nevada, which has been in operation since 1986 and completed a significant expansion in 2024.
•The Kensington underground gold mine, located north of Juneau, Alaska, which began operations in 2010.
•The Wharf open pit heap leach gold mine, located near Lead, South Dakota, which began operations in 1982.
In addition, the Company operates the Silvertip underground silver-zinc-lead exploration project, located in northern British Columbia, Canada, which was acquired by Coeur in 2017.
On November 2, 2025, the Company entered into a definitive agreement (the “Arrangement Agreement”) whereby, a wholly-owned subsidiary of Coeur (“Canadian Sub”) would acquire all of the issued and outstanding shares of New Gold Inc. (“New Gold”) pursuant to a court-approved plan of arrangement (the “New Gold Transaction”). Under the terms of the Arrangement Agreement, New Gold shareholders were to receive 0.4959 Coeur common shares for each New Gold common share (the “Exchange Ratio”). The New Gold Transaction is anticipated to close in the first half of 2026, subject to relevant regulatory approvals and routine closing conditions. Coeur’s presence in Canada is expected to grow with the addition of two Canadian operations, the New Afton gold-copper mine and the Rainy River gold-silver mine, as a result of the acquisition.
Metals Prices and Hedging Activities
The financial results of the Company and its operating segments are substantially dependent upon the market prices of gold and silver, which fluctuate widely. The Company has in the past, and may in the future, enter into derivative contracts to protect the selling price for certain anticipated gold and silver production and to manage risks associated with foreign currencies. For additional information, see “Item 1A – Risk Factors”, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” and “Note 14 – Derivative Financial Instruments in the notes to the Consolidated Financial Statements”.

Metal Processing, Marketing and Sales
We produce gold and silver doré, as well as gold concentrate. The doré produced at the Las Chispas mine, Palmarejo complex, and Rochester mine, as well as the electrolytic cathodic sludge produced by the Wharf mine, is refined by a geographically diverse group of third-party refiners into gold and silver bullion according to benchmark standards set by the London Bullion Market Association, which regulates the acceptable requirements for bullion traded in the London precious metals markets. We then sell gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. Our gold concentrate product from the Kensington mine is sold under a long-term offtake agreement and is shipped to geographically diverse third-party smelters.
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
GOVERNMENT REGULATION
General
Our business is subject to extensive federal, state, local and foreign laws governing the protection of the environment, prospecting, development, production, mine closure, taxes, labor standards, occupational health, mine safety, toxic substances, protection of endangered, protected or other specified species and other matters. The costs to comply with these regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted. Expenditures for environmental compliance in 2026 are expected to range from $18.1 million to $28.1 million, which includes New Gold assets. We have reviewed and considered current federal legislation relating to climate change and do not believe the legislation to have a material effect on our operations. Future changes in U.S., Mexican or Canadian federal, state or provincial laws or regulations could have a material adverse effect upon us and our results of operations. For additional information regarding key regulatory risks, please see “Item 1A – Risk Factors”.
Permitting
The Rochester, Kensington and Wharf mines are subject to extensive U.S. federal and state permitting laws and regulations. Mexico, where the Palmarejo complex and Las Chispas mine are located, and Canada, where the Silvertip exploration property is located, have both adopted laws and guidelines for environmental permitting that are similar to those in effect in the United States. The permitting process in each jurisdiction requires, among other things, a thorough study to determine the baseline condition of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations, in addition to consultation requirements with local indigenous groups, in certain instances. We have received all permits required to operate and carry out the current scope of activities at the Palmarejo complex, Las Chispas, Rochester, Kensington and Wharf mines, and the Silvertip exploration property. However, we are in the process of amending an operating permit at Las Chispas that is set to expire in November 2026, which is expected to support future planned activities. If we pursue an expansion at Silvertip, it will require new or amended permits.
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
HUMAN CAPITAL MANAGEMENT
Effective human capital management at Coeur is critical to achieving our strategic goals. We aim to be an employer of choice by promoting safety first and proactively developing our people, while fostering a healthy and inclusive culture. At December 31, 2025, we had approximately 2,620 employees (1,289 in the U.S., 1,235 in Mexico and 96 in Canada) and over

2,093 (1,602 in Mexico, 433 in the U.S. and 58 in Canada) people were working as contractors in support of Coeur’s operations.
Culture Assessment
We are focused on regular evaluation of our culture. In 2025, we invited all employees to participate in our third culture assessment by completing an anonymous survey. Employee participation in 2025 was 92%, which exceeded industry benchmarks. Feedback was reviewed by the management team and our Board of Directors (our “Board”). The management team also reviewed the results with employees at each of our operations through facilitated discussions to gain additional insight into the feedback. We developed site-specific action plans to address feedback and monitor progress in the future. The results of the assessment confirmed our belief that we have an ethical, safe, engaged, and proud workforce and also highlighted areas for improvement that are now being addressed.
Recruitment
We seek to recruit and retain employees at all levels who embody our purpose statement, We Pursue a Higher Standard, through safe and ethical conduct. Our strong culture of teamwork and our reputation as a responsible company and an engaged community member motivate new employee referrals. We have also created a series of partnership programs in local communities to provide internships, scholarships, and apprenticeships to build a pipeline of potential employees in the next generation.
Inclusion
Coeur’s continuing commitment to fostering an inclusive workforce is evidenced by programs such as Coeur Heroes, which provided over 110 career opportunities to current and former U.S. military personnel last year. We partner with a variety of industry groups to reinforce pipeline development and recruiting efforts at key universities. In order to emphasize the importance of inclusion in the workplace, we provided our hourly workforce at every operation with training on topics such as bullying and bystander intervention, as well as education on overall mental wellness to support each employee feeling respected and included at work.
Employee Development
We periodically solicit feedback on each member of our executive team through 360 assessments. We believe this feedback is important to maintaining a strong culture by effectively assessing leadership performance and development, increasing accountability, facilitating succession planning and identifying areas for improvement and change. We provide opportunities for employees to participate in IMPACT training, an intensive 18-month training program we created for front-line supervisors throughout our organization to focus on leadership development and mining as a business. Through IMPACT training, we have invested over 26,250 cumulative hours of leadership training and personal development in almost 270 employees. In 2022, after many employees had graduated from IMPACT training over the last four years, we introduced our first Advanced IMPACT training for employees at manager and director levels in the organization.
Succession Planning
We conduct robust succession planning throughout the organization annually, by employing specific talent diagnostics and skills development. High potential talent within the organization is identified, and development plans are created starting from our front-line supervisors and up to our Chief Executive Officer.
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
Local Hire
Investing in local communities extends beyond financial support. Since 2018, we have hired an average of 60% of our new hires from local communities. During 2025, we provided over 40 apprenticeships and internships and worked with organizations such as By the Hand Club in Chicago to educate youth in our communities about career opportunities in mining. Providing career opportunities to local community members and participating in community initiatives help create a closer connection between our operations and local stakeholders and communities.
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
In addition, we have engaged a third-party mental health care provider for innovative care and counseling resources. This resource leverages technology and clinical best practices to assist our employees and their families gain fast access to highly effective quality care when needed most. We also implemented a Total Worker Health program in 2023, which integrates protection from work-related safety and health hazards with promotion of injury and illness-prevention efforts to advance worker well-being both physically and mentally. In 2025, our Rochester mine opened our first medical clinic in nearby Lovelock, Nevada, which will offer healthcare services to all Coeur Rochester employees and dependents. This investment in our employees and their families underscores Coeur’s commitment to leaving a positive legacy in the communities we serve and prioritizing the health and wellbeing of our employees and their families.
RESPONSIBILITY
At Coeur, we strive for best-in-class environmental performance while meeting the needs of today and respecting the needs of future generations. As a precious metals producer, we have the unique opportunity to supply the raw materials that are essential to economic growth and priorities, including in clean energy and technology sectors. We work to protect our environment through an approach of responsible production and a focus on best practices. On an ongoing basis, we conduct site-specific environmental risk reviews and utilize a set of key performance indicators (“KPIs”) to evaluate performance results by mine. We believe that this systematic approach leads to awareness, risk mitigation and a pursuit of continuous improvement. Comprehensive environmental management plans, in conjunction with topic-specific plans, such as waste management and water resource protection, at each site provide guidance on how to implement our environmental initiatives and meet or exceed regulatory standards.
We recognize changes in stakeholder expectations related to various environmental, social and governance issues, including risks and opportunities related to water stewardship, tailings management, biodiversity, and climate change and greenhouse gas (“GHG”) emissions. To that end, We Pursue a Higher Standard through our governance and associated management systems and programs for material topics. For example, we:
•developed and are implementing a Biodiversity Management Standard;
•drive sound water stewardship, whether treating and discharging water at sites where water is abundant or efficiently using water at sites where water is scarce;
•formalized a Tailings Management Policy and committed to adopting the Global Industry Standard on Tailings Management (“GISTM”);
•developed and are implementing a Biodiversity Management Standard;
•further increased the amount of cost-effective renewable energy in our purchased electricity through formal agreements with energy providers, reducing costs and GHG emissions;
•actively managed GHG emissions and achieved our 35% net intensity reduction target by the end of 2024 compared to base-year;
•enhanced our climate disclosures in-line with recommendations set by the Task Force on Climate-related Financial Disclosures (“TCFD”); and
•informed by the knowledge and systems developed as part of our first climate scenario analysis, we continue to incorporate climate-related risks and opportunities into our enterprise risk management and long-term business planning and strategy.
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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to our mining business, including anticipated mineral reserve and resource estimates, exploration efforts and expenditures, development and expansion initiatives, the pending acquisition of New Gold Inc., permitting, estimated production, costs, capital expenditures, expenses, recoveries, metals prices, integration of acquisitions, sufficiency of assets, ability to discharge liabilities, liquidity management, financing needs, environmental compliance expenditures, sustainability and human capital management initiatives, risk management strategies, including hedging, capital resources and use, cash flow maximization, mine life and other strategic initiatives. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those projected in the forward-looking statements include: (i) the risk factors set forth below under “Item 1A – Risk Factors” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7; (ii) the risk that anticipated production, cost, expenditure and expense levels at Las Chispas, Palmarejo, Rochester, Wharf and Kensington are not attained; (iii) the risks and hazards inherent in the mining business (including risks inherent in developing and expanding large-scale mining projects, environmental hazards, industrial accidents, weather or geologically-related conditions); (iv) changes in the market prices of gold and silver and a sustained lower price or higher treatment and refining charge environment; (v) the impact of geopolitical conditions, pandemics or epidemics, climate change, extreme weather events and other macro conditions, including disruptions to operations, the need for heightened health and safety protocols, inflation, and disruptions to our vendors, suppliers and the communities where we operate; (vi) the uncertainties inherent in Coeur’s production, exploration and development activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), ground conditions, grade and recovery variability; (vii) any future labor disputes or work stoppages (involving us or our subsidiaries or third parties); (viii) the risk of adverse outcomes in litigation; (ix) the uncertainties inherent in the estimation of gold, silver, zinc and lead mineral reserves and resources; (x) impacts from Coeur’s future acquisition of new mining properties or businesses, including the pending acquisition of New Gold, Inc.; (xi) the loss of access or insolvency of any third-party refiner or smelter to whom Coeur markets its production; (xii) inflationary pressures and impacts from tariffs and other trade barriers; (xiii) continued access to financing sources; (xiv) government orders that may require temporary suspension of operations at one or more of our sites and effects on our suppliers or the refiners and smelters to whom the Company markets its production and on the communities where we operate; (xv) the effects of environmental and other governmental regulations and government shut-downs; (xvi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries; (xvii) our ability to raise additional financing necessary to conduct our business, make payments or refinance our debt; and (xviii) the risk that the pending acquisition of New Gold Inc. may not occur on the timeline expected or at all. Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Technical Report Summaries and Qualified Persons
The scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by “qualified persons” under S-K 1300, including our Senior Vice President, Technical Services, Christopher Pascoe. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are included as exhibits to, and incorporated by reference into, this Report.

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
Gold and silver are actively traded commodities, and their prices are volatile. The high and low prices for each commodity during the 12 months ended December 31, 2025 are set forth in the following table:

Metal	High Price for 2025	Date	Low Price for 2025	Date
Gold (per ounce)	$4,449	December 23, 2025	$2,633	January 6, 2025
Silver (per ounce)	$74.84	December 30, 2025	$29.41	January 2, 2025
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
Because we derive all of our revenues from sales of these metals, our results of operations and cash flows will fluctuate as the prices of these metals change. Additionally, with the upcoming acquisition of New Gold, our results of operations and cash flows will fluctuate as the prices of copper changes. A period of significant and sustained lower prices would materially and adversely affect our results of operations and cash flows. In response to environments of lower metal prices and/or higher treatment and refining charges, we may have to revise our operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of our properties and discontinuing certain exploration and development plans. These types of initiatives may not sufficiently offset reductions in revenues, and we may continue to incur losses associated with sustained lower metals prices and/or higher treatment and refining charges.
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
Speculation in the market may result in short term volatility in the prices of the metals we produce and result in significant changes in the price of our securities, which may not be reflective of our operating performance or financial results. For example, the price of silver increased 11% between October 3, 2025 and October 16, 2025, and then decreased by 9% on October 29, 2025. This swing in the price of silver was seemingly attributable to a coordinated effort by market participants to drive up the price of silver and did not reflect changes in the underlying fundamentals that typically drive changes in the price of silver, including supply and demand. The price of our common stock increased by 23% and decreased by 21% during the same periods. The trading volume for shares of our common stock also increased significantly during this period. This volatility in the price of our common stock did not, in our view, reflect any significant change in our business or results of operations during the same period.
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
The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, geotechnical failures, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions or machine failure. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. For example, a fire recently occurred in the Wharf mine crushing facility, which disabled the facility and necessitated the use of temporary crushers pending repairs.
We maintain insurance policies that protect against property loss and business interruption in amounts that we believe are reasonable taking into account the nature of, and risks related to, our business and operations as well as the cost of policy premiums. Such insurance is, however, subject to certain exclusions, and potential claims could exceed policy limits. There is no guarantee that we will receive insurance proceeds with respect to a particular event or loss, such as the claims we plan to submit related to the Wharf fire incident. Insurance fully covering many environmental risks, including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production, is not generally available. Any liabilities that we incur for these risks and hazards could be significant and could adversely affect results of operations, cash flows and financial condition.

RISKS RELATED TO OUR OPERATIONS
Our future growth will depend upon our ability to expand existing mines and develop and start-up new mines, either through exploration at existing properties or by acquisition of other mining companies or properties.
Because mines have limited lives based on proven and probable mineral reserves, our ability to achieve significant additional growth in revenues and cash flows will depend upon our success in further developing and expanding existing properties and the opportunistic acquisition or development and start-up of exploration projects or new mining properties, such as the acquisition of mining concessions from a subsidiary of Fresnillo plc that are located adjacent to the existing Palmarejo site, the acquisition of SilverCrest Metals Inc. (“SilverCrest”) in February 2025, which operates the Las Chispas mine in Sonora, Mexico (the “SilverCrest Transaction”) and the expected integration of two Canadian mines, New Afton and Rainy River, as part of Coeur’s upcoming acquisition of New Gold.
While initial development of our operating mines has been substantially completed, development work continues to expand these mines while leveraging existing infrastructure. Palmarejo completed open pit mining several years ago and evolved to be an underground-only operation, developing new underground mining operations. At Rochester, we completed the POA 11 expansion in 2024, which is a significant additional expansion that includes a three-stage crushing facility, a new leach pad, and a new Merrill-Crowe processing facility and related infrastructure to support the extension of Rochester’s mine life. At Kensington, we amended our operating permit in 2022 to allow for an additional 10 years of mine life by providing for expanded tailings and waste rock storage, increased mill throughput, enhanced infrastructure and other benefits (“POA 1”). We recently completed a multi-year exploration and underground mine development program to extend Kensington’s mine life. Our ability to timely complete these and future mine expansion and mine life extension projects is dependent on numerous factors, many of which are outside of our control, including, among others, availability of funding on acceptable terms, timing of receipt of permits and approvals from regulatory authorities, obtaining materials and equipment, as well as construction, engineering and other services, at favorable prices and terms, and disputes with third-party providers of materials, equipment or services. Construction services performed by contractors create a risk of delays or additional costs resulting from, among other factors: inability to negotiate contracts with favorable pricing and terms; delays in performance of the services; failure of a contractor to comply with applicable laws and regulations; termination of a contract by a contractor before completion of the services; failure by a contractor to obtain necessary equipment or materials; mismanagement by a contractor of its workforce; and insolvency or other financial difficulty encountered by a contractor which results in a delay in services or termination of a contract with the contractor. Expected benefits from the Rochester expansion are based on estimates of a variety of key factors, including mineral reserves and resources, grade, recovery rates, the ability of processing infrastructure such as the refinery to meet higher throughput rates, and operating costs among others. However, achieving results in line with those estimates is subject to risks and uncertainties such as variability in grade, recovery rates and cost inputs and any inability of infrastructure to accommodate higher throughput. We cannot provide assurance that we will be able to successfully expand or extend the lives of existing mining operations, and a completed project may not yield the anticipated operational or financial benefits, such as expected availability, throughput, metal recovery rates, concentrate quality, unit costs, operating margin and/or cash flows, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
In addition, we have acquired mining properties such as the Silvertip exploration property and the Las Chispas mine and expect to add the New Afton and Rainy River mines as part of the New Gold Transaction. We cannot guarantee that we will be able to successfully develop and start-up new mining properties, restart mining and processing activities at the Silvertip exploration property, integrate the operations of the New Afton and Rainy River mines following the contemplated New Gold Transaction or acquire additional mining properties on favorable economic terms or at all.
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
We regularly explore opportunities to selectively acquire other businesses or assets or to divest ourselves of all or part of certain assets in support of our growth plans and strategic objectives. There can be no assurance that the anticipated benefits of past acquisitions, including the SilverCrest Transaction and the anticipated New Gold Transaction, or any future acquisition, will be realized on the originally anticipated timeline or at all. The success and the ability to realize the anticipated benefits of any acquisition will depend upon our ability to effectively manage the integration, performance and operations of entities or properties we acquire. The process of managing acquired businesses or assets may involve unforeseen challenges and may require a disproportionate amount of our resources, which may divert focus and resources from other strategic opportunities and/or from operational matters during this process. As an example, the ramp up of the Silvertip exploration property, acquired in late 2017, was slower and less profitable than originally anticipated, due primarily to more significant mill availability and maintenance challenges than were anticipated at the time Silvertip was acquired, as well as deteriorating zinc and lead market conditions.
As a result of the SilverCrest Transaction, Coeur’s business has expanded to include the Las Chispas mine in Sonora, Mexico. The commercial viability of the Las Chispas operation is dependent on various elements, including mining and processing costs, deposit characteristics such as size, grade, and infrastructure accessibility, as well as the cyclical nature of metal prices and governmental regulations. Factors such as weather events, permit issues, infrastructure failures, and community-related concerns also pose threats to Las Chispas. While the precise impact of these factors is uncertain, their convergence may render the Las Chispas mine economically unfeasible, potentially leading to closure.
Further, with the completion of the New Gold Transaction, Coeur’s presence in Canada is expected to grow with the two Canadian operations of the New Afton gold-copper mine and Rainy River gold mine.
In addition to the above, any acquisition would be accompanied by risks, including:
•a significant change in macroeconomic conditions, including commodity prices, treatment and refining charges or stock prices after we have committed to complete the transaction and established the purchase price or exchange ratio;
•additional debt incurred or issued to fund some or all of acquisition consideration, resulting in increased interest expense and other borrowing costs;
•issuance of equity securities as acquisition consideration (which occurred in the SilverCrest Transaction and is expected to occur in the New Gold Transaction), resulting in ownership dilution of our existing stockholders;
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
We cannot predict the impact of future acquisitions on the price of our common stock or ensure that we will be able to obtain necessary acquisition or development financing on acceptable terms or at all. Unprofitable acquisitions, or additional liabilities, indebtedness or issuances of securities in connection with such acquisitions or any future mine development, may negatively affect our results of operations.
In connection with dispositions, the Company may provide representations, warranties and indemnities customary for such transactions. There is a risk that the Company may incur liability in the future associated with assets it no longer owns or in which it has a reduced interest.
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
Our plans include several significant projects to construct or upgrade mining and processing facilities at our existing mining operations or exploration properties, as well as the anticipated integration of the New Afton and Rainy River mines following the completion of the New Gold Transaction. These projects can take several months or years to complete, are complex and require significant capital expenditures, as demonstrated by the recently completed POA 11 expansion at Rochester. These projects are subject to significant risks described in this Item 1A, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
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
The Company may face supply chain disruptions as a result of matters outside of the Company’s control or ability to mitigate, such as natural disasters, transportation disruptions, economic instability, sanctions or tariffs, geopolitical unrest, civil or international hostilities and global pandemics, among others. Recently, the continued Russian invasion of Ukraine and the conflict in the Middle East have resulted in losses of life, displacement of people, and political and economic disruptions on a global scale. Additionally, recent economic tensions involving jurisdictions in which we operate or from which we source goods have resulted in proposed or actual implementation of tariffs and other trade barriers that could result in disruptions to supply chains or lead to increased costs to obtain necessary supplies. There may be unforeseen impacts from these events globally on commodity prices, liquidity and credit or supply chains, and the Company continues to monitor them closely.
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
In addition, the growing use of social media to generate, publish and discuss community news and issues and to connect with others has made it significantly easier, among other things, for individuals and groups to share their opinions and information about our business and activities, whether true or not. We do not have direct control over how we are perceived by others and any resulting loss of reputation could have a material adverse effect on our business, financial position and results of operations.

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
Waste rock in the form of tailings generated as a by-product of processed ore is produced at the Kensington and Palmarejo mines. We place tailings into engineered containments, underground as structural backfill, and as thickened tailings into a former open pit. In response to several recent tailings facility failures at third-party operations that have involved loss of life and resulted in severe property and environmental ecosystem damage, we completed a comprehensive review of our tailings facilities and operational practices to characterize our risk profile. We concluded that our tailings facilities represent a low exposure risk profile for several reasons, including that our tailings facilities were constructed using construction methods recognized in the industry as the most stable tailings facility design using high strength and chemically stable rock in construction. Our facilities are continuously monitored and inspected by internal resources as well as third-party industry qualified experts. The significant dam failure events at third-party locations that have occurred in recent years may lead to regulatory governance changes stemming from updated laws, regulation or guidance, which could result in increased operational and compliance costs if we need to make changes to existing facilities. The failure of a tailings facility at one of our mine sites could result in severe, and in some cases catastrophic, property and environmental damage and loss of life. Geotechnical or hydrological failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, fines and penalties, lawsuits filed by parties who suffer injuries or property damage from such events, increased monitoring costs, remediation costs, loss of mineral reserves and resources and other impacts, which could have a material adverse effect on our results of operations and financial position as well as the value of our common stock.
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
We have in the past, and may in the future, enter into price risk management contracts to protect against fluctuations in the price of gold and silver, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments. We entered into price risk management contracts on certain gold and silver sales in 2021, 2022, 2023 and 2024. We determined to implement these contracts to provide for a minimum level of revenue from the sales of the covered gold and silver ounces in order to mitigate the risk of not being able to fund all or a portion of the costs of several significant projects at our existing operations, such as the Rochester expansion, as well as provide greater certainty in our planning and budgeting process. The Company acquired existing zero cost collar hedges for 1,600 ounces of gold and 200,000 ounces of silver on February 14, 2025 as part of the SilverCrest Transaction. These hedges settled monthly through March 2025. As of December 31, 2025, no forward contracts remained outstanding. See Note 14 — Derivative Financial Instruments & Hedging Activities in the notes to the Consolidated Financial Statements.
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
We are dependent upon information technology and operational technology, including technology that incorporates artificial intelligence (“AI”), which are subject to cybersecurity incidents, disruption, damage, failure and other risks associated with implementation and integration.
The information technology and operational technology used in our business and operations are subject to disruption, damage or failure from a variety of sources, including, without limitation, malicious AI usage or misuse of AI, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or machines and equipment, other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, and the corruption of data or the disabling, misuse or malfunction of machines and equipment. Various measures have been implemented to manage our risks related to information technology, operational technology and network disruptions. However, given the unpredictability of the timing, nature and scope of information or operational technology disruptions, we could potentially be subject to production downtimes, operational delays, operating accidents, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems, equipment and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, financial condition or results of operations. We may also incur large expenditures to recover data, to repair or replace networks or information or to protect against similar future events.
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
There has been heightened legislative and regulatory focus on data privacy, cybersecurity and AI usage and compliance in the U.S and elsewhere. We may be required to comply with a fast-evolving set of legal requirements in this area, including substantive data privacy, cybersecurity and AI standards. This regulatory environment may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.
We may be expected to continue enhancing our sustainability practices to meet evolving and inconsistent standards.
Environmental sustainability factors, including water stewardship, biodiversity and climate-related initiatives such as GHG emissions targets and climate risk management, are a metric used by many institutional investors to review and assess the performance of the Company and a significant factor in their investment decisions. We believe we have established ourselves as a leader among peers in this area and continued to advance our sustainability initiatives, and have adopted specific, objective goals such as continuing to improve our industry-leading safety record, reducing the net intensity of our GHG emissions across the Company, advancing our commitment to an inclusive culture to attract and retain the workforce we need today and in the future, strengthening community relations and protecting critical habitat. However, there are no assurances that our efforts will be sufficient or meet the standards set by third-party analysts or institutional or other investors.
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
Our mining operations require significant quantities of water for mining, ore processing and related support facilities. In particular, our properties in Mexico and Nevada are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on our ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. For example, in January 2024, the Mexican Supreme Court issued a ruling that invalidated certain non-material surface water rights previously utilized at Palmarejo. Although each of our operating mines currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings relating to enforcement of water rights, claims and uses, or potential pressure from other users of water, government agencies and officials, and/or non-governmental organizations to limit the amount of water made available to or used for mining activities, regardless of legally valid water rights.
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
As of December 31, 2025, we had approximately $340.5 million of outstanding indebtedness. Our ability to make scheduled debt payments on outstanding indebtedness will depend on future results of operations and cash flows. Our results of operations and cash flows, in part, are subject to economic factors beyond our control, including the market prices of gold and silver, among other factors described in this Item. Although we have been successful in repaying or refinancing debt historically, there can be no assurance that we can continue to do so. We may not be able to generate enough cash flow to meet obligations and commitments under outstanding debt instruments.
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

There can be no assurance that any rating currently assigned by Standard & Poor’s Rating Services or Moody’s Investors Service to us or our debt securities will remain unchanged for any given period of time or that a rating will not be lowered if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. For example, rating agencies may reevaluate Coeur’s credit ratings following the consummation of the New Gold Transaction. Factors that may impact Coeur's credit ratings with the consummation of the New Gold Transaction include debt levels, planned asset purchases or sales and near-term and long-term production growth, opportunities, liquidity, asset quality, cost structure, product mix and commodity pricing levels. Likewise, if we are unable to maintain our outstanding debt and financial ratios at levels acceptable to the credit rating agencies, or should our business prospects or financial results deteriorate, including as a result of declines in gold or silver prices or other factors beyond our control, our ratings could be downgraded by the rating agencies. A downgrade by the rating agencies could adversely affect the value of our outstanding debt securities, our existing debt, and our ability to obtain new financing on favorable terms, if at all, may increase borrowing costs, and may result in increased collateral requirements under our existing surety bond portfolio, which in turn may adversely affect our results of operations and financial position.
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
U.S. surface and underground mines like the Kensington, Rochester and Wharf mines are regularly inspected by the U.S. Mine Safety and Health Administration (“MSHA”). These inspections may lead to written citations or violation notices, which are reported in Exhibit 95.1 to this Report. Recently, MSHA has been conducting more comprehensive inspections of mining operations in general, focusing on miner health and critical safety hazards. Similar inspections are conducted at the Silvertip exploration property in British Columbia, Canada by the British Columbia Ministry of Mining and Critical Minerals, in Mexico at the Palmarejo complex and Las Chispas mine by the Mexican Secretaria del Trabajo y Prevision Social (Secretary of Labor and Social Safety).
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
Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in the U.S. and are regulated under the Environmental Management Act in British Columbia (Canada) and the GLEBPE and the regulations under GLEBPE related to prevention and control of the pollution of the atmosphere in Mexico. In addition, there are numerous legislative and regulatory initiatives related to climate change, reductions in GHG emissions, or energy policy and adoption of these initiatives through legislative actions or administrative policy could have a material adverse effect on results of operations and cash flows. However, we are unable to predict the scope, nature and timing of any new or increased environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate to consider actions we may take to potentially mitigate any unfavorable impact of such laws or regulations.
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
In the normal course of our business, we are required to obtain and renew governmental permits for exploration, operations and expansion of existing operations and for the development of new projects, such as the permits recently obtained for the Rochester expansion, POA 1 at Kensington and the main operating permit at Palmarejo. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority and government and third-party sentiment towards the mining industry generally. We may not be able to obtain or renew permits that are necessary to our operations, or the cost and time required to obtain or renew permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could impede or delay the development or operation of a mine, which in turn could have a material adverse effect on our revenues and future growth. Any delay in obtaining a permit may require us to revise mine plans or curtail expected production, which could have a material adverse effect on results of operations and cash flow. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our operations.
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
In Mexico, while mineral rights are administered by the federal government through federally issued mining concessions, federally recognized agrarian communities called ejidos control surface or surface access rights to their land. An ejido may sell or lease lands directly to a private entity. While we have agreements with the ejidos that impact all of our projects in Mexico, some of these agreements may be subject to renegotiation or legal challenges.
The Company’s effective tax rate could be volatile and materially change as a result of changes in tax laws, mix of earnings and other factors.
We are subject to tax laws in the United States, Mexico, Canada and other foreign jurisdictions. Changes in fiscal and tax policies, including new tax legislation and reform to existing policy, may have a significant negative impact on the Company’s effective tax rate.

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
RISKS RELATED TO OUR COMMON STOCK
We have the ability to issue additional equity securities, including in connection with an acquisition of other companies, including the anticipated New Gold Transaction, which would lead to dilution of our issued and outstanding common stock and may materially and adversely affect the price of our common stock.
The issuance of additional equity securities or securities convertible into equity securities, whether to acquire new companies or businesses or for other strategic benefits, would result in dilution of our existing stockholders’ equity ownership. For example, in our acquisition of SilverCrest we issued 1.6022 shares of Coeur common stock in exchange for each share of issued and outstanding common stock of SilverCrest, resulting in the issuance of 239,331,799 Coeur common shares. Similarly, as part of the New Gold Transaction, we expect to issue 0.4959 shares of Coeur common stock in exchange for each share of issued and outstanding common stock of New Gold, resulting in the expected issuance of approximately 392,610,973 Coeur common shares. The increase to the number of outstanding shares of Coeur’s common stock may impact the marketplace’s view of Coeur’s common stock and may lead to adverse changes in the stock’s trading volume and trading price.
Additionally, former SilverCrest shareholders who received Coeur common stock in the SilverCrest Transaction and New Gold shareholders who may receive Coeur common stock in the contemplated New Gold Transaction may choose to sell or otherwise dispose of such shares, or Coeur’s historic stockholders may decide to reduce their investment in Coeur as a result of the SilverCrest and New Gold Transactions’ impact to Coeur’s overall investment profile. These sales of our common stock (or the perception that these sales may occur) could have the effect of depressing the market price for our common stock. In addition, Coeur’s financial position with the completion of the New Gold Transaction may differ from its financial position before the completion of the New Gold Transaction, and the results of Coeur’s operations and cash flows following the completion of the New Gold Transaction may be affected by factors different from those affecting its financial position or results of operations and cash flows prior to the New Gold Transaction, all of which could adversely affect the market price of Coeur common stock. Accordingly, the market price and performance of Coeur common stock subsequent to the acquisition is likely to be different from the performance of Coeur common stock prior to the New Gold Transaction.
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
We have not historically declared cash dividends on our common stock. Holders of our common stock are entitled to receive only such dividends as our Board may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants related to existing or future indebtedness and would only be declared in the discretion of our Board of Directors.
RISKS RELATED TO THE ACQUISITION OF SILVERCREST METALS INC.
As disclosed in this Form 10-K, including in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company completed the SilverCrest Transaction in February 2025. As described in this Section and below, the SilverCrest Transaction could subject us to significant risks.
Coeur and SilverCrest may be the targets of legal claims, securities class actions, derivative lawsuits and other claims and negative publicity related to the SilverCrest Transaction.
Coeur and SilverCrest may be the target of lawsuits that could result in significant additional costs related to the SilverCrest Transaction. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into an agreement to acquire a public company or to be acquired and may seek additional monetary compensation. Even if the lawsuits are unsuccessful or meritless, significant financial resources and attention from management can be required to defend against these claims, and proceedings may result in significant additional costs or challenges. Such proceedings, among other events, could also subject the Company to negative press coverage or public scrutiny that could impact the Company’s existing business performance and operations, including its Las Chispas operation.
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
RISKS RELATED TO THE ANTICIPATED ACQUISITION OF NEW GOLD INC.
As disclosed in this Form 10-K, including in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has entered into an definitive agreement (the “Arrangement Agreement”) whereby, a wholly-owned subsidiary of Coeur intends to acquire all of the issued and outstanding shares of New Gold Inc. (“New Gold”) pursuant to a court-approved plan of arrangement under the Business Corporations Act (British Columbia) (the “New Gold Transaction”). As described below, the New Gold Transaction could subject us to significant risks.
The New Gold Transaction is subject to a number of conditions which may not be satisfied or waived, may delay its consummation and could result in additional expenditures of money and resources or reduce the anticipated benefits, or result in termination of the Arrangement Agreement and Coeur having to pay a termination fee.
The New Gold Transaction is conditional upon, among other closing conditions, approval by the Canadian government under the Investment Canada Act. This and other conditions to completion of the New Gold Transaction are not within our control and we cannot be certain when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date set out in the Arrangement Agreement, it is possible that the Arrangement Agreement may be terminated.

Although Coeur and New Gold have, subject to certain limitations, agreed to use reasonable best efforts to complete the New Gold Transaction promptly, these and other conditions may fail to be satisfied. In addition, completion of the New Gold Transaction may take longer and could cost more than we expect. The requirements for obtaining the required regulatory approvals and clearances could delay the completion of the New Gold Transaction for a significant period of time or prevent them from occurring. Any delay in completing the New Gold Transaction may adversely affect the benefits that Coeur expects to achieve if the New Gold Transaction and the integration of businesses were to be completed within the expected timeframe.
Each of Coeur and New Gold has certain rights to terminate the New Gold Transaction in certain circumstances, including if any closing conditions are not satisfied prior to the outside date set out in the Arrangement Agreement. Although the Arrangement Agreement contains customary deal protection provisions, a change in recommendation by either Coeur’s Board of Directors, the New Gold Board of Directors, or both, including as the result of receiving a superior proposal as defined in the Arrangement Agreement, may result in the New Gold Transaction not being consummated. The Arrangement Agreement provides that, upon termination of the Arrangement Agreement under certain circumstances, Coeur would be required to pay New Gold a termination fee of $413 million and reimburse New Gold for expenses incurred in connection with the New Gold Transaction. Failure to complete the New Gold Transaction in a timely manner, or at all, and payment of relevant termination fees, if applicable, could negatively impact Coeur’s business and negatively impact the trading price of Coeur’s common stock.
Coeur and New Gold may be the targets of legal claims, securities class actions, derivative lawsuits and other claims and negative publicity related to the New Gold Transaction.
Coeur and New Gold may be the target of lawsuits that could delay or prevent the New Gold Transaction from being consummated or result in significant additional costs. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into an agreement to acquire a public company or to be acquired. Third parties may also attempt to bring claims against Coeur or New Gold in an attempt to delay or block the consummation of the New Gold Transaction or to seek other remedies, including additional monetary compensation. Even if the lawsuits are unsuccessful or meritless, significant financial resources and attention from management can be required to defend against these claims and proceedings may result in a delay to closing the New Gold Transaction. Such proceedings, among other events, could also subject the Company to negative press coverage or public scrutiny that could impact the ability of Coeur and New Gold to consummate the New Gold Transaction, as well as negatively impacting the Company’s existing business performance and operations.
Lawsuits that may be brought against Coeur, New Gold or their respective directors which could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Arrangement Agreement already implemented and to otherwise enjoin the parties from consummating the Transaction. One of the conditions to the closing of the New Gold Transaction is that no law (including injunction or judgments) is in effect that makes the New Gold Transaction illegal or enjoins or prohibits Coeur or New Gold from consummating the New Gold Transaction. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the New Gold Transaction, that injunction may delay or prevent the New Gold Transaction from being completed within the expected timeframe or at all, which may adversely affect Coeur’s and New Gold respective business, financial position, results of operations and cash flows.
In addition, political and public attitudes towards the New Gold Transaction may result in negative press coverage and other adverse public statements affecting Coeur or New Gold. There is an increasing level of public concern relating to the perceived effect of mining activities on indigenous communities. Local communities and stakeholders could become dissatisfied with our activities or with change in personnel following the Transaction. Adverse press coverage and other adverse statements could lead to investigations by regulators, legislators and law enforcement officials or in legal claims or otherwise negatively impact the ability of the combined company to take advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on the combined company’s business, financial condition and results of operations.
Coeur is expected to incur significant transaction costs in connection with the New Gold Transaction, which may exceed those anticipated by Coeur.
Coeur expects to continue to incur costs related to the New Gold Transaction, as well as additional integration costs if the New Gold Transaction is completed. Such fees and expenses include, but are not limited to, financial advisor fees, legal fees, tax and accounting fees, filing and regulatory fees, soliciting fees, and other advisory services fees. Certain of these fees will be incurred regardless of whether the New Gold Transaction is completed, while additional fees will be incurred after closing of the New Gold Transaction, including for the integration of New Gold into Coeur. The timing and amount of fees and expenses to be incurred for the New Gold Transaction and post-closing integration of the companies is difficult to predict and may vary significantly from our initial projections.
The combined company may be unable to integrate the businesses of Coeur and New Gold successfully or realize the anticipated benefits of the New Gold Transaction.

The Company has entered into the Arrangement Agreement with the expectation that the New Gold Transaction will result in certain benefits for the combined company. These anticipated benefits are dependent, in part, on the successful integration of New Gold into Coeur, which is a complex process that includes strategic decisions on, among other factors, business strategy, staffing, and system integration. Coeur will not have the ability to exercise control over New Gold or its operations until the New Gold Transaction is completed. New Gold’s business and results of operations may be adversely impacted by events that are outside of our control prior to the completion of the New Gold Transaction and may adversely impact integration efforts or the financial results of the combined company after the New Gold Transaction is completed. The combined company’s performance may be adversely impacted if post-closing integration efforts are not able to be achieved in a timely manner or if the efficiencies and benefits contemplated are not able to be realized. Additionally, management focus on integration matters could result in less attention on the Company’s existing operations that could impact the performance of the Company’s existing business.
New Gold’s public filings are subject to Canadian disclosure standards, which differ from SEC disclosure requirements.
Coeur and New Gold report financial results and mineral reserve and mineral resource estimates under different reporting standards. Coeur prepares its financial statements in accordance with U.S. GAAP, while New Gold prepares its financial statements in accordance with IFRS Accounting Standards. Coeur’s mineral reserve and mineral resource estimates have been prepared in accordance with Item 1300 of SEC Regulation S-K, while New Gold’s mineral reserve and mineral resource estimates have been prepared in accordance with NI 43-101. These varying standards embody different approaches and definitions that could require adjustments, reclassifications, or other different treatment as New Gold’s financial statements and mineral reserve and mineral resource estimates are conformed to the standards applicable to the Company, including U.S. GAAP and Item 1300 of SEC Regulation S-K. Although Coeur and its advisors have conducted due diligence on New Gold, there can be no guarantee that Coeur is aware of all relevant information, including all potential liabilities of New Gold. Consummation of the New Gold Transaction and integration of New Gold may pose special risks, including one-time write-offs and unanticipated costs. Mineral reserve and resource estimates may be subject to adjustments that differ from the Company’s current expectations and be impacted by a number of factors, including different engineering and geological interpretations and judgements and different pricing assumptions. As a result, it is possible that certain benefits expected from the combination of Coeur and New Gold may not be realized.
The pendency of the New Gold Transaction may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.
Parties with which we and New Gold do business may experience uncertainty associated with the New Gold Transaction, including with respect to current or future business relationships with us, New Gold or the combined company. Our and New Gold’s relationships may be subject to disruption as customers, suppliers and other persons with whom we and New Gold have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or New Gold, as applicable, or consider entering into business relationships with parties other than us or New Gold. In addition, our current and prospective associates may experience uncertainty about their future roles, which might adversely affect our ability to attract and retain key personnel and key management and other employees may be difficult to retain or may become distracted from day-to-day operations because matters related to the New Gold Transaction may require substantial commitments of their time and resources. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of Coeur, New Gold or the combined company following the completion of the New Gold Transaction, including an adverse effect on our ability to realize the expected benefits of the New Gold Transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of the New Gold Transaction or the termination of the Arrangement Agreement.

Item 1B.        Unresolved Staff Comments
None.

Item 1C.        Cybersecurity
Our cybersecurity program is intended to assess, identify, and manage material risks from cybersecurity threats, including those associated with our use of third-party service providers. We integrate cybersecurity into our top-level enterprise risk management (“ERM”) processes and our site-level operational risk management (“ORM”) processes, including management of operational technology (“OT”) cybersecurity risks. This involves, in part, direct engagement by, and consultation with, our Vice President, IT & Cybersecurity (“Vice President”) during ERM and ORM risk assessments, and collaboration between the Vice President and relevant Operations employees regarding OT cybersecurity.
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
Our Vice President leads our internal team responsible for assessing and managing cybersecurity risks. The Vice President has more than 10 years of experience being responsible for cybersecurity at multi-site industrial companies, in addition to IT infrastructure and strategy, and has earned the Global Information Assurance Certification (“GIAC”) Critical Controls, Defensible Security Architecture, Security Leadership, Security Operations, and Strategic Planning, Policy and Leadership certifications, as well as a Cybersecurity Management degree from the SANS Technology Institute. The Vice President reports directly to the Senior Vice President, FP&A, Strategy and Performance and regularly engages with and briefs other members of senior and executive management on cybersecurity issues. A number of IT professionals with experience implementing cybersecurity defenses and responding to cyber attacks report to the Vice President and, as noted above, the Vice President also oversees third-party firms specializing in security monitoring and vulnerability assessment.
Our Board, with the assistance of the Audit Committee, to whom the Board has delegated to the primary authority and responsibility to oversee cybersecurity risks, oversees the management of risks arising from cybersecurity incidents, and, as noted above, cybersecurity is one of the material risks tracked through our ERM process. The Audit Committee is briefed quarterly by our Vice President on cybersecurity emerging risks, strategies, key initiatives, incidents and training and compliance. Executive management and other senior leaders participate in the semi-annual updates to our ERM risk register and heat map, and those updates, which incorporate cybersecurity risk and strategy, also are presented to our Board for discussion and feedback at least annually. We also have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported promptly to the Audit Committee Chair.
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
Mexico - Las Chispas
The Las Chispas operation, operated by our wholly-owned subsidiary, Compania Minera La Llamarada S.A. de C.V., consists of: (1) the Las Chispas processing facility; (2) the Las Chispas underground mine; and (3) other nearby deposits and exploration targets. The Las Chispas operation is located on the western edge of the north-trending Sierra Madre Occidental Mountain Range and is geographically adjacent to the Sonora Valley. The Las Chispas operation is located approximately 354 miles (220 kilometers) northeast of the city of Hermosillo, in the state of Sonora in Northern Mexico at approximately 30.233902°N latitude and 110.163396°W longitude (580,500E, 3,344,500N), within the Arizpe Mining district. All coordinates are in Universal Transverse Mercator (WGS 84), Zone 12. Access to the property is provided by highway leading from the city of Hermosillo in Sonora, Mexico, and 217 miles (350 kilometers) southwest of Tucson, Arizona.

Stage:	Production
Location:	State of Sonora, Northern Mexico
Mine Type:	Underground
Metals/Mineralization:	Silver and Gold, classified as epithermal deposits and are hosted in multiple veins, breccias, and fractures
Product:	Doré
Ownership:	100%
Land Position:	3,425 net acres (1,386 hectares)

Mineral Tenure:	27 wholly-owned mining concessions
Key Permit Conditions:	Authorizations are in place that regulate typical life of mine functions, including mineral processing production facilities and utilities, mining operations, tailings and waste rock storage, exploration, surface disturbance, land use, vegetation and change in soil use, air emissions, water use, waste generation, and reclamation. Major authorizations were obtained through the completion of several MIAs (Manifestación de Impacto Ambiental), permits associated with forestry vegetation disturbance of change in soil use (Cambio de Uso de Suelo en Terrenos Forestales), the required authorizations from the National Water Commission (Comisión Nacional del Agua or CONAGUA) for water resource uses, and special handling waste through the Comisión de Ecología y Desarrollo Sustentable del Estado de Sonora (CEDES). Operational standards and best management practices (BMPs) have been established to maintain compliance with applicable regulatory standards and permits. Monitoring programs are established and there is a conceptual reclamation and closure plan prepared in alignment with relevant standards (e.g., Normas Oficiales Mexicanas, NOMs) that reflects current mining, mitigation, and site facilities.
Other:	Compania Minera La Llamarada is obligated to pay a 2% royalty on the Nuevo Lupena and Panuco II concessions for material that has processed grades > 0.5 oz/tonnes gold and > 40 oz/tonnes silver, combined.
As of December 31, 2025 and 2024, Las Chispas reported 296,000 and 357,000 ounces of gold reserves, respectively, and 28.3 million and 33.5 million ounces of silver reserves, respectively. The year-over-year decreases of approximately 17% in gold reserves and approximately 16% in silver reserves were the result of resource additions exceeded by depletion.
As of December 31, 2025 and 2024, Las Chispas reported 67,000 and 156,000 ounces of measured and indicated gold resources, respectively, and 6.4 million and 14.4 million ounces of measured and indicated silver resources, respectively. The year-over-year decreases of approximately 57% in gold measured and indicated resources and 56% in silver measured and indicated resources were each primarily driven by technical revisions.
As of December 31, 2025 and 2024, Las Chispas reported 135,000 and 144,000 ounces of inferred gold ounces, respectively, and 11.8 million and 10.1 million ounces of silver inferred ounces, respectively. The year-over-year decreases of approximately 6% in gold inferred ounces and year-over-year increase of 16% in silver inferred ounces were primarily due to exploration growth and technical revisions.
Mexico — Palmarejo
The Palmarejo complex, operated by our wholly-owned subsidiary, Coeur Mexicana, S.A. de C.V. (“Coeur Mexicana”), consists of: (1) the Palmarejo processing facility; (2) the Guadalupe underground mine; (3) the Independencia underground mine; (4) the La Nación underground mine; and (5) other nearby deposits and exploration targets. The Palmarejo complex is located approximately 260 miles (418 kilometers) southwest of Chihuahua, in the state of Chihuahua in Northern Mexico. The coordinates for the centroid of the project are 108° 21.8203’ W longitude and 27° 21.5547’ N latitude (760,781 mE, 3,028,984 mN). Specifically, the Guadalupe mine is located at 108º 21.899’ W longitude and 27º 20.996’ N latitude (760,672 mE, 3,027,949 mN); Independencia is located at 108º 21.752’ W longitude and 27 º 22.078’ N latitude (760,873 mE, 3,029,953 m N); and La Nación is located at 108º 21.809’ W longitude and 27º 21.591’ N latitude (760,797 mE, 3,029,051 mN). All coordinates are in the Universal Transverse Mercator (WGS 84), Zone 12. Access to the property is provided by air, rail, and all-weather paved and gravel roads from the state capitol of Chihuahua.

Stage:	Production
Location:	State of Chihuahua, Northern Mexico
Mine Type:	Underground
Metals/Mineralization:	Silver and Gold, classified as epithermal deposits and are hosted in multiple veins, breccias, and fractures
Product:	Doré
Ownership:	100%
Land Position:	74,195 net acres (30,026 hectares)
Mineral Tenure:	96 wholly-owned mining concessions

Key Permit Conditions:	Authorizations are in place that regulate typical life of mine functions, including production facilities and utilities, mining operations, tailings and waste rock storage, exploration, surface disturbance, land use, vegetation and change in soil use, air emissions, water use, and reclamation. Major authorizations were obtained through the completion of several MIAs (Manifestación de Impacto Ambiental), permits associated with forestry vegetation disturbance of change in soil use (Cambio de Uso de Suelo en Terrenos Forestales), and the required authorizations from the National Water Commission (Comisión Nacional del Agua or CONAGUA) for water use, effluent discharge, and to construct facilities in federal watersheds. Operational standards and best management practices (BMPs) have been established to maintain compliance with applicable regulatory standards and permits.
Other:	Coeur Mexicana is obligated to sell 50% of Palmarejo gold production (excluding production from certain properties acquired in 2015) to a subsidiary of Franco-Nevada Corporation (“Franco-Nevada”) under a gold stream agreement for the lesser of $800 or spot price per ounce. Coeur Mexicana is subject to other royalty agreements for which there are no mineral resources or mineral reserves associated with them in the current life-of-mine plan.
As of December 31, 2025 and 2024, Palmarejo reported 928,000 and 681,000 ounces of gold reserves, respectively, and 64.3 million and 46.0 million ounces of silver reserves, respectively. The year-over-year increases of approximately 36% in gold reserves and approximately 40% in silver reserves were both primarily due to increased metal prices, decreased operating costs, successful conversion drilling, and technical revisions.
As of December 31, 2025 and 2024, Palmarejo reported 1,028,000 and 1,423,000 ounces of measured and indicated gold resources, respectively, and 56.5 million and 89.9 million ounces of measured and indicated silver resources, respectively. The year-over-year decreases of approximately 28% in gold measured and indicated resources and 37% in silver measured and indicated resources were each driven by resource conversion to reserves and technical revisions.
As of December 31, 2025 and 2024, Palmarejo reported 1,265,000 and 643,000 ounces of inferred gold ounces, respectively, and 60.3 million and 34.7 million ounces of silver inferred ounces, respectively. The year-over-year increases of approximately 97% in gold inferred ounces and 74% in silver inferred ounces were primarily due to success from the Company’s exploration investments.
USA (Nevada) — Rochester
The Rochester mine and associated heap leach facilities, operated by our wholly-owned subsidiary, Coeur Rochester, Inc. (“Coeur Rochester”), is an open pit silver and gold mine located in Pershing County, Nevada, approximately 13 miles (21 kilometers) northeast of the city of Lovelock. The mine consists of the main Rochester deposit and the adjacent Nevada Packard deposit, southwest of the Rochester mine. The centroid location for the Rochester site is 400600 E, 4460300 N and the centroid of Rochester pit is located at 4002045 E, 4460050 N and Nevada Packard open pit is located at 400600 E, 4456675 E. All coordinates are in Universal Transverse Mercator (WGS 84), Zone 11T. In November 2018, Coeur Rochester acquired the Lincoln Hill, Gold Ridge and Wilco projects adjacent to Rochester from Alio Gold. The Rochester mine is fully supported with electricity, supplied by a local power company. Ore is mined using conventional open pit methods, with gold and silver recovered by heap leaching of crushed open-pit ore placed on pads located within the Rochester mining area.
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

Land Position & Mineral Tenure
Coeur Rochester lands, including the Lincoln Hill and related assets, consist of approximately 46,721 net acres (18,907 hectares)
•1,481 owned and 358 leased Federal unpatented lode claims and 6 owned federal unpatented placer claims, appropriating approximately 30,222 net acres (12,230 hectares) of public land;
•23 patented lode claims, consisting of approximately 392 acres (159 hectares);
•Interests owned in approximately 9,328 gross acres (3,775 hectares) of additional real property; and
•Certain rights in and to approximately 6,182 acres (2,502 hectares), held either through lease, letter agreement or license.

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
Other:
•A security interest in the Rochester mine has been granted in favor of the lenders under the RCF (as defined below)
•Coeur Rochester is obligated to pay a net smelters return of up to 5% to ASARCO, the prior owner, when the average quarterly market price of silver equals or exceeds $31.68 per ounce indexed for inflation, with the condition that the Rochester mine achieves positive cash flow for the applicable year. If cash flow is negative in any calendar year, the maximum royalty payable is $250,000.
•Coeur Rochester is party to other royalty agreements for which there are no mineral resources or mineral reserves associated with them in the current life-of-mine plan.
•In 2025, the Rochester mine incurred $11.7 million of royalty expense versus nil in 2024.

As of December 31, 2025 and 2024, Rochester reported 1,332,000 and 1,298,000 ounces of gold reserves, respectively, and 181.8 million and 191.0 million silver reserves, respectively. The year-over-year increase of approximately 3% in gold reserves and decrease of approximately 5% in silver reserves were the result of exploration additions and metal price increases which partly offset losses due to operating costs increases.
As of December 31, 2025 and 2024, Rochester reported 353,000 and 260,000 ounces of measured and indicated gold resources, respectively, and 51.5 million and 36.9 million ounces of measured and indicated silver resources, respectively. The year-over-year increases of approximately 36% in gold measured and indicated resources and approximately 39% in silver measured and indicated resources were driven by exploration additions and technical revisions.
As of December 31, 2025 and 2024, Rochester reported 323,000 and 258,000 ounces of inferred gold resources, respectively, and 54.9 million and 41.8 million ounces of silver inferred ounces, respectively. The year-over-year increases of approximately 25% in gold inferred ounces and 31% in silver inferred ounces were driven by exploration additions and technical revisions.
USA (Alaska) — Kensington
The Kensington underground gold mine and associated milling facilities, operated by our wholly-owned subsidiary, Coeur Alaska, Inc. (“Coeur Alaska”), are located on the east side of the Lynn Canal about 45 miles (72 kilometers) north-northwest of Juneau, Alaska. The mine consists of the (i) Kensington Main deposit, (ii) Elmira, and (iii) other nearby deposits and exploration targets. The mine is accessed by a horizontal tunnel and utilizes conventional and mechanized underground mining methods. Coordinates for the project centroid are 0494796 E, 652068 N and the Kensington Portal is located at 0494796 E, 6530584 N. All coordinates are in Universal Transverse Mercator (NAD 1983), Zone 8V.
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
Land Position & Mineral Tenure
•The Kensington Group, totaling approximately 3,972 net acres (1,607 hectares), consists of 51 patented lode and patented mill site claims comprising approximately 766 net acres (310 hectares), 298 Federal unpatented lode claims covering approximately 3,222 net acres (1,304 hectares), and 13 State of Alaska mining claims covering approximately 95 net acres (38 hectares).
•The Jualin Group, totaling approximately 8,531 net acres (3,452 hectares), is comprised of 23 patented lode and patented mill site claims covering approximately 388 net acres (157 hectares), 452 Federal unpatented lode claims and 75 Federal unpatented mill site claims appropriating approximately 7,979 net acres (3,229 hectares), a State of Alaska upland mining lease comprising approximately 682 acres (276 hectares), one State of Alaska mining claim comprising approximately 3 acres (1 hectare) and four State-selected mining claims covering approximately 60 acres (24 hectares).
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

Key Permit Conditions:	The Kensington Mine has in place and operates subject to all necessary environmental permits and licenses from the appropriate local, state, and federal agencies for typical life of mine functions involving mine operations and production/processing facilities and infrastructure, tailings and waste rock storage, exploration, surface disturbance, air emissions, water use, marine transport, and reclamation. Operational standards and best management practices have been established to maintain compliance with applicable regulatory standards and permits. Major permits or approvals are in place from the U.S. Department of Agriculture National Forest Service, U.S. Army Corps of Engineers, U.S. Fish and Wildlife Service, National Oceanic and Atmospheric Administration, State of Alaska, as well through other federal, state, and local entities. The environmental effects of the operation were comprehensively evaluated through the NEPA through Environmental Impact Statements. Monitoring programs are in place, and there is an approved reclamation and closure plan that reflects current mining, mitigation, and site facilities.
Other:
•A security interest in the Kensington mine has been granted in favor of the lenders under the RCF.
•Pursuant to the Amended and Restated Royalty Deed effective January 1, 2024, Coeur is obligated to pay Maverix a net returns royalty of 1.25% through December 31, 2026, and 1.50% thereafter, until payment is made on two million troy ounces of refined gold or equivalent, based on the monthly average gold price of the London Bullion Market Association.
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
•In 2025, the Kensington mine incurred $4.9 million of royalty expense compared to $3.2 million in 2024.

As of December 31, 2025 and 2024, Kensington reported 546,000 and 501,000 ounces of gold reserves, respectively.

The year-over-year increase of approximately 9% was primarily due to additions through successful resource conversion drilling.
As of December 31, 2025 and 2024, Kensington reported 433,000 and 886,000 ounces of measured and indicated gold resources, respectively, and 96,000 and 228,000 ounces of inferred gold resources, respectively. The year-over-year decreases of approximately 51% in measured and indicated gold resources and approximately a 58% decrease in inferred resources were primarily due to technical revisions.
USA (South Dakota) — Wharf
The Wharf mine, operated by our wholly-owned subsidiaries, Wharf Resources (U.S.A.) Inc. (“Wharf”) and Golden Reward Mining Limited Partnership (“Golden Reward”), is located in the northern Black Hills of western South Dakota, approximately four miles (six kilometers) southwest of the city of Lead, South Dakota. Coordinates for the project centroid are 44°20’03”N Latitude, 103°50’06”W Longitude and the Wharf Mine coordinates are 44°20’39”N Latitude, 103°51’02”W Longitude. All coordinates are in Universal Transverse Mercator (WGS 84). Access is established by paved road with power supplied by a local power company.

Stage:	Production
Location:	Lead, South Dakota, USA
Mine Type:	Open Pit Heap Leach
Metals/Mineralization:	Gold and Silver by-product; a structurally controlled disseminated gold deposit
Product:	Electrolytic Cathodic Sludge
Ownership:	100%
Land Position & Mineral Tenure
•The Wharf Group comprises of 362 patented lode claims, 35 government lots, 123 subdivided lots, and 59 federal unpatented lode claims. These interests cover approximately 3,585 net surface acres (1,451 hectares), 652 net mineral acres (264 hectares) where both the Precambrian and younger formations are owned or controlled, 3,243 net mineral acres (1,312 hectares) of non-Precambrian mineral estate, 1,603 net mineral acres (649 hectares) of Precambrian mineral estate and 287 net acres (116 hectares) of federal unpatented lode claims.
•The Golden Reward Group encompasses 218 patented lode claims, 14 government lots, 19 subdivided lots and 34 federal unpatented lode claims. The Golden Reward Group is comprised of approximately 1,564 net acres (633 hectares) of surface estate, 2,988 net mineral acres (1,209 hectares) of mineral estate where both the Precambrian and younger formations are owned or controlled, 357 net mineral acres (144 hectares) of Non-Precambrian mineral estate, 153 net mineral acres (62 hectares) of Precambrian mineral estate and 25 net acres (10 hectares) of federal unpatented lode claims.

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
•Wharf is obligated to pay a royalty related to a mineral lease on 34 patented lode claims. During the term of the mineral lease, the lessors were also entitled to a royalty on production, if any, of 3% of the net smelter returns of all silver and gold ores, together with other ores and minerals. In addition, there is an advance minimum royalty due to the lessors of $5,000 per year unless and until Wharf Resources identifies and publishes a reserve encompassing the leased premises, at which point the advance minimum royalty increases to $25,000 per year.
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
•In 2025, the Wharf mine incurred $14.7 million of royalty expense compared to $10.2 million in 2024.

As of December 31, 2025 and 2024, Wharf reported 1,250,000 and 757,000 ounces of gold reserves, respectively. The year-over-year increase of approximately 65% was primarily due to successful conversion drilling and technical revisions.
As of December 31, 2025 and 2024, Wharf reported 1,185,000 and 1,019,000 ounces of measured and indicated gold resources, respectively, and 1,487,000 and 470,000 ounces of inferred gold resources, respectively. The year-over-year increases of approximately 16% in measured and indicated gold resources and 216% of inferred gold resources were each primarily driven by successful exploration investments and technical revisions.
EXPLORATION PROJECTS
Canada (British Columbia) — Silvertip
The Silvertip silver-zinc-lead exploration property owned by our wholly-owned subsidiary, Coeur Silvertip Ltd. (“Coeur Silvertip”), is an underground project located in northern British Columbia, Canada just south of the Yukon border. The project centroid coordinates in UTM (NAD 27) are 6,643,900 N and 425,200 E. The project is accessible via a 40-mile (25-kilometer) mine access road off the Alaska Highway.

Stage:	Exploration
Location:	Northern British Columbia, Canada, 10 miles (16 kilometers) south of the Yukon Territory border
Mine Type:	Underground
Metals/Mineralization:	Silver, Zinc and Lead; carbonate-hosted massive sulfide deposit
Product:	Concentrate
Ownership:	100%

Land Position & Mineral Tenure:
•One Hundred-Three (103) contiguous mineral claims containing approximately 305,338 acres (123,566 hectares) and three (3) mining leases containing approximately 4,520 acres (1,829 hectares). In total, the Silvertip mine covers an area of approximately 309,858 acres (125,395 hectares)

Other:
•Suspended operating activities in February 2020; ongoing exploration and technical work to evaluate and support a potential future operation
•Silvertip is obligated to pay a 2.5% net smelter return royalty payable to Triple Flag on all mineral products produced from the Silvertip property, payable quarterly.
•Silvertip is party to an agreement with the Kaska Nation which, among other things, provides for annual payments to the Kaska Nation calculated based on the financial performance of the Silvertip property and the average price of silver for the relevant calendar year.

As of December 31, 2025 and 2024, Silvertip reported 57.6 million and 57.7 million ounces of measured and indicated silver resources, respectively, and 685.5 million and 768.7 million pounds of measured and indicated lead resources, respectively, and 1,234.2 million and 1,516.8 million pounds of measured and indicated zinc resources, respectively. The year-over-year decrease of approximately 1% in silver measured and indicated resources, a decrease of approximately 11% in lead measured and indicated resources, and a decrease of approximately 19% in zinc measured and indicated resources were each due to technical revisions.
As of December 31, 2025 and 2024, Silvertip reported 11.4 million and 16.1 million ounces of inferred silver resources, respectively, and 134.7 million and 199.8 million pounds of inferred lead resources, respectively, and 272.6 million and 481.8 million pounds of inferred zinc resources, respectively. The year-over-year decrease of approximately 29% in silver inferred resources, a decrease of approximately 33% in lead inferred resources, and a decrease of approximately 43% in zinc inferred resources were each due to technical revisions.
OTHER PROPERTIES
The Company has leased or owned real property for office space.
OPERATING STATISTICS
Operating Statistics, Proven and Probable Reserves and Measured, Indicated and Inferred Resources presented below contain tabular information that is presented in both metric and imperial as follows: (i) metric tonnage is utilized for all metals; (ii) gold and silver grades are presented in grams per tonne; (iii) lead and zinc are presented in percentages; and (iv) metal content for gold and silver is presented in ounces while metal content for lead and zinc is presented in pounds. The information that is presented in metric for the periods ended December 31, 2024 and 2023 has been converted from the 2024 10-K, filed with the SEC on February 19, 2025, as this information was previously presented in imperial units.

	Las Chispas			Palmarejo
	2025	2024	2023	2025	2024	2023
Gold produced (oz.)	54,705	—	—	100,768	108,666	100,605
Silver produced (oz.)	5,145,771	—	—	6,501,308	6,779,659	6,591,590

	Rochester			Kensington
	2025	2024	2023	2025	2024	2023
Gold produced (oz.)	60,178	39,203	38,775	106,068	95,671	84,789
Silver produced (oz.)	6,131,881	4,377,847	3,391,530	—	—	—

	Wharf
	2025	2024	2023
Gold produced (oz.)	97,327	98,042	93,502
Silver produced (oz.)	135,722	232,013	267,786
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
Coeur had attributable proven and probable gold reserves of 4.4 million ounces at December 31, 2025. For 2025 and 2024, reserves were estimated at gold price assumptions of $2,200 and $1,800 per ounce, respectively, except for Kensington at $2,200 and $2,000 per ounce, respectively. The increase in the reserves gold price assumption is based on the Company's assessment of multiple factors, including exploration growth, historical pricing trends, consensus price forecasts, and operational cost increases. We estimate that our 2025 reserves would increase by 6% (4.6 million ounces), or decline by 10% (3.9 million ounces), if the gold price assumption increased or decreased $200 per ounce, respectively, with all other assumptions remaining constant.
Coeur had attributable proven and probable silver reserves of 274.4 million ounces at December 31, 2025. For 2025 and 2024, reserves were estimated at a silver price assumption of $26.00 and $23.50 per ounce, respectively. The increase in the reserves silver price assumption is based on the Company's assessment of multiple factors, including including exploration growth, historical pricing trends, consensus price forecasts, and operational cost increases. We estimate that our 2025 reserves would increase by 3% (283.1 million ounces), or decline by 8% (251.3 million ounces), if the silver price assumption increased or decreased $2.00 per ounce, respectively, with all other assumptions remaining constant.
MINERAL RESERVES

		Summary Gold Mineral Reserves at End of the Fiscal Year Ended December 31, 2025(1)(2)(3)(9)
		Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Coeur Ownership	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)
Mexico
Palmarejo(4)	100%	5,183	1.79	295	13,927	1.41	632	19,064	1.51	928
Las Chispas(8)	100%	981	4.19	132	2,240	2.28	164	3,221	2.86	296
United States
Rochester(5)	100%	402,556	0.09	1,162	45,100	0.12	171	447,656	0.09	1,332
Kensington(6)	100%	1,539	5.92	293	1,297	6.07	253	2,836	5.99	546
Wharf(7)	100%	20,334	0.73	477	34,727	0.69	773	55,061	0.71	1,250
Total Gold		430,547	0.17	2,360	97,291	0.64	1,993	527,838	0.26	4,353

		Summary Silver Mineral Reserves at End of the Fiscal Year Ended December 31, 2025(1)(2)(3)(9)
		Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Coeur Ownership	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)
Mexico
Palmarejo(4)	100%	5,138	117.11	19,344	13,927	100.44	44,973	19,064	104.93	64,318
Las Chispas(8)	100%	981	442.91	13,973	2,240	198.50	14,293	3,221	272.96	28,266
United States
Rochester(5)	100%	402,556	12.81	165,799	45,100	11.04	16,014	447,656	12.63	181,814
Total Silver		408,675	15.15	199,117	61,267	38.22	75,280	469,941	18.16	274,397

(1) Certain definitions:
The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven (measured) reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable (indicated) reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. The term “cut-off grade” means the lowest grade of mineralized material considered economic to process. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the mineralized material to silver or gold extraction and type of milling or leaching facilities available.
(2) Assumed metal prices for 2025 Mineral Reserves were $26.00 per ounce of silver, $2,200 per ounce of gold, $1.15 per pound of zinc, $0.95 per pound of lead.
(3) The Mineral Reserve estimates are current as of December 31, 2025, are reported using the definitions in Item 1300 of Regulation S-K and were prepared by the Company’s technical staff. Mineral Reserve point of reference is delivered to the process facility.
(4) Mineral Reserve estimates use the following key input parameters: assumption of conventional longhole underground mining; reported above a variable gold equivalent cut-off grade that ranges from 1.27–2.19 g/tonne AuEq and an incremental development cut-off grade 0.78 g/tonne AuEq; metallurgical recovery assumption of 95.4% for gold and 87.1% for silver; mining dilution assumes 0.4–1.0 meter of hanging/foot wall waste dilution; mining loss of 15% was applied; variable mining costs that range from US$32.29–$43.08/tonne, surface haulage costs of US$4.40/tonne, process costs of US$30.02/tonne, general and administrative costs of US$14.17/tonne, and surface/auxiliary support costs of US$3.52/tonne. Excludes the impact of the Franco-Nevada gold stream agreement at Palmarejo in calculation of Mineral Reserves. No assurances can be given that all mineral reserves will be mined, as mineralized material that may qualify as reserves under applicable standards by virtue of having positive economics may not generate attractive enough returns to be included in our mine plans, due to factors such as the impact of the gold stream at Palmarejo. As a result, we may elect not to mine portions of the mineralized material reported as reserves.
(5) Mineral Reserve estimates are tabulated within a confining pit design and use the following input parameters: Rochester oxide variable recovery Au = 71.2–85.9% and Ag = 59.4%; Rochester sulfide variable recovery Au = 15.2–77.7% and Ag = 0.0–59.4%; with a net smelter return cut-off of $4.12/ton oxide and US$4.22/ton sulfide; Nevada Packard oxide recovery Au = 88.4% and Ag = 59.4%; with a net smelter return cut-off of $4.92/ton for oxide; Lincoln Hill oxide recovery Au = 61-63.9% and Ag = 18.5-39.5%; with a net smelter return cut-off of $5.02/ton for oxide where the NSR is calculated as net smelter return (NSR) = silver grade (oz/ton) * silver recovery (%) * (silver price ($/oz) - refining cost ($/oz)) + gold grade (oz/ton) * gold recovery (%) * (gold price ($/oz) - refining cost ($/oz)); variable pit slope angles that approximately average 48º over the life-of-mine.
(6) Mineral Reserve estimates use the following key input parameters: assumption of conventional underground mining; reported above a gold cut-off grade of 0.123 oz/ton Au and an incremental development cut-off grade of 0.04 oz/ton Au; metallurgical recovery assumption of 94.5%; gold payability of 97.5%; gold royalty of 1.5%; mining dilution of 15-20%; mining loss of 12% was applied; mining costs of US$127.32/ton mined; process costs of US$51.48/ton processed; general and administrative costs of US$49.74/ton processed; sustaining capital US$5.79/ton processed; and concentrate refining and shipping costs of US$104.73/oz sold.
(7) Mineral Reserve estimates use the following key input parameters: assumption of conventional open pit mining; reported above a NSR cut-off grade of $13.42/ton ; average metallurgical recovery assumption of 78.0%; royalty burden of US$112.00/oz Au; pit slope angles that vary from 34–50º; mining costs of US$2.71/ton mined, process costs of US$13.42/ton processed (includes general & administrative and sustaining capital costs).
(8) Mineral Reserve estimates uses the following key input parameters: assumption of conventional underground mining; reported above a silver equivalent (AgEq) cut-off grade of 140 g/tonne and an incremental development cut-off grade of 59 g/tonne AgEq; metallurgical recovery assumption of 97.5% for silver and 98.0% for gold; mining dilution assumes 5% for development, 1 meter to 1.25 meters of ELOS (0.25 m – 0.5 m of hanging wall and 0.5 m – 1.0 m of footwall dilution) depending on geotechnical conditions in each stoping location, 0.2 meter ELOS (0.1 m of hanging wall and 0.1 m of footwall dilution) for cut and fill, 0.25 m for each exposed backfill floor, and 0.5 m for each exposed backfill wall; mining loss of 2% for development and 5% for stoping was applied; variable production mining costs that range from US$65–US$154/tonne, development mining costs of US$39/tonne, process costs of US$42/tonne, site general and administrative costs of US$25/tonne, underground general and administrative costs of US$18/tonne, and sustaining capital costs of US$12/tonne.
(9) Rounding of tonnes, grades, and troy ounces, as required by reporting guidelines, may result in apparent differences between tonnes, grades, and contained metal contents.

MINERAL RESOURCES

		Summary Gold Mineral Resources at End of the Fiscal Year Ended December 31, 2025(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)
Mexico
Palmarejo Mine, Mexico(4)	100%	4,598	1.60	236	12,197	2.02	792	16,795	1.90	1,028	19,203	2.05	1,265
Las Chispas Mine, Mexico(10)	100%	282	0.76	7	1,700	1.11	61	1,983	1.06	67	2,117	1.98	135
United States
Rochester Mine, USA(7)	100%	133,346	0.06	253	34,996	0.09	100	168,342	0.07	353	138,129	0.07	323
Kensington Mine, USA(5)	100%	1,114	7.48	268	674	7.59	164	1,788	7.52	433	452	6.60	96
Wharf Mine, USA(6)	100%	9,681	0.55	171	52,116	0.61	1,104	61,797	0.60	1,185	72,881	0.63	1,487
Wilco Project, USA(9)	100%	—	—	—	—	—	—	—	—	—	23,348	0.71	531
Total Gold		149,022	0.20	935	101,683	0.65	2,131	250,705	0.38	3,066	256,131	0.47	3,837

		Summary Silver Mineral Resources at End of the Fiscal Year Ended December 31, 2025(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)	Tonnes (000s)	Grade (grams/tonne)	Ounces (000s)
Mexico
Palmarejo Mine, Mexico(4)	100%	4,598	94.99	14,042	12,197	108.28	42,462	16,795	104.64	56,505	19,203	97.64	60,281
Las Chispas Mine, Mexico(10)	100%	282	77.83	707	1,700	103.36	5,650	1,983	99.72	6,357	2,117	172.84	11,767
United States
Rochester Mine, USA(7)	100%	133,346	9.01	38,621	34,996	11.45	12,882	168,342	9.52	51,503	138,129	12.37	54,925
Wilco Project, USA(9)	100%	—	—	—	—	—	—	—	—	—	23,348	4.46	3,346
Canada
Silvertip Mine, Canada(8)	100%	1,173	244.47	9,219	7,171	209.81	48,369	8,343	214.68	57,588	1,960	181.40	11,433
Total Silver		139,399	13.97	62,589	56,064	60.67	109,364	195,463	27.36	171,953	184,758	23.86	141,752

		Summary Zinc Mineral Resources at End of the Fiscal Year Ended December 31, 2025(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tonnes (000s)	Grade (%)	Pounds (000s)	Tonnes (000s)	Grade (%)	Pounds (000s)	Tonnes (000s)	Grade (%)	Pounds (000s)	Tonnes (000s)	Grade (%)	Pounds (000s)
Canada
Silvertip Mine, Canada(8)	100%	1,173	6.60%	170,611	7,171	6.73%	1,063,609	8,343	6.71%	1,234,220	1,960	6.31%	272,616

		Summary Lead Mineral Resources at End of the Fiscal Year Ended December 31, 2025(1)(2)(3)(11)
		Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Coeur Ownership	Tonnes (000s)	Grade (%)	Pounds (000s)	Tonnes (000s)	Grade (%)	Pounds (000s)	Tonnes (000s)	Grade (%)	Pounds (000s)	Tonnes (000s)	Grade (%)	Pounds (000s)
Canada
Silvertip Mine, Canada(8)	100%	1,173	4.61%	119,213	7,171	3.58%	566,286	8,343	3.73%	685,499	1,960	3.12%	134,694
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
(2) In-Situ Mineral Resource estimates are reported exclusive of mineral reserves, are current as of December 31, 2025, are reported using definitions in Item 1300 of Regulation S-K and were prepared by the Company’s technical staff.
(3) Assumed metal prices for 2025 estimated Mineral Resources were $30.00 per ounce of silver, $2,500 per ounce of gold, $1.30 per pound of zinc, $1.00 per pound of lead, unless otherwise noted.
(4) Mineral Resource estimates use the following key input parameters: assumption of conventional longhole underground mining; reported above a variable gold equivalent cut-off grade that ranges from 0.93–1.62 g/tonne AuEq; metallurgical recovery assumption of 95.4% for gold and 87.1% for silver; variable mining costs that range from US$32.29–$43.08/tonne; surface haulage costs of US$4.40/tonne; process costs of US$30.02/tonne; general and administrative costs of US$14.17/tonne; and surface/auxiliary support costs of US$3.52/tonne. Excludes the impact of the Franco-Nevada gold stream agreement at Palmarejo in calculation of Mineral Resources.
(5) Mineral Resource estimates use the following key input parameters: assumption of conventional longhole underground mining; reported above a variable gold cut-off grade of 0.108 oz/ton Au; metallurgical recovery assumption of 94.5%; gold payability of 97.5%; mining costs of US$127.32/ton mined; process costs of US$51.48/ton processed; general and administrative costs of US$49.74/ton processed; sustaining capital US$5.79/ton processed; and concentrate refining and shipping costs of US$104.73/oz sold.
(6) Mineral Resource estimates use the following key input parameters: assumption of conventional open pit mining; reported above a NSR cut-off grade of 13.42$/ton; average metallurgical recovery assumption of 78.0% across all rock types; royalty burden of US$112.00/oz Au; pit slope angles that vary from 34–50º; mining costs of $2.71/ton mined; process costs of US$13.42/ton processed (includes general & administrative and sustaining capital costs).
(7)     Mineral Resource estimates are tabulated within a confining pit shell and use the following input parameters: Rochester oxide variable recovery Au = 71.2–85.9% and Ag = 59.4% and Rochester sulfide variable recovery Au = 15.2–77.7% and Ag = 0.0–59.4%, with a net smelter return cut-off of $4.12/ton oxide and US$4.22/ton sulfide; Nevada Packard oxide recovery Au = 88.4% and Ag = 59.4%, with a net smelter return cut-off of $4.92/ton for oxide;

Lincoln Hill oxide recovery Au = 61-63.9% and Ag = 18.5-39.5%, with a net smelter return cut-off of $5.02/ton for oxide, where the NSR is calculated as net smelter return (NSR) = silver grade (oz/ton) * silver recovery (%) * (silver price ($/oz) - refining cost ($/oz)) + gold grade (oz/ton) * gold recovery (%) * (gold price ($/oz) - refining cost ($/oz)); variable pit slope angles that approximately average 48º over the life-of-mine.
(8)     Underground Mineral Resource estimates are reported using a net smelter return (“NSR”) cut-off of US$130/tonne. Mineral Resources are reported in-situ using the following assumptions: The estimates use the following key input parameters: lead recovery of 89-90%, zinc recovery of 82-83% and silver recovery of 83-84%. Lead concentrate grade of 53-54%; zinc concentrate grade of 56-57%; mining costs of US$68.77/tonne; processing costs of US$58.20/tonne and US$46.49/tonne, where the NSR ($/tonne) = tonnes x grade x metal prices x metallurgical recoveries – royalties – TCRCs – transport costs over the life of the mine.
(9) Open Pit Mineral Resource estimates are reported using an equivalent gold cut-off of 0.20 ounces per ton assuming a silver to gold ratio of 60:1. Resources are reported in-situ and contained within a conceptual measured, indicated and inferred optimized pit shell. Silver price of US$22/oz, gold price of US$1,350/oz. Average oxide and sulfide gold recovery is 70%, average carbonaceous gold recovery is 50%. Average oxide and sulfide gold recovery is 60%. Average carbonaceous silver recovery is 50%. Open pit mining cost is US$1.50/ton, processing and processing and G&A cost is US$5.46/ton; average pit slope angles of 50º.
(10)     Mineral Resource estimates uses the following key input parameters: assumption of conventional underground mining; reported above a silver equivalent cut-off grade (AgEq) of 140 g/tonne; metallurgical recovery assumption of 97.5% for silver and 98.0% for gold; mining loss of 2% for development and 5% for stoping was applied, additional losses have been included to account for the required pillars in uphole stopes that cannot be filled; variable production mining costs that range from US$58.06–US$239.51/tonne, development mining costs of US$27.40/tonne, process costs of US$45.72/tonne, site general and administrative costs of US$20.70/tonne, underground general and administrative costs of US$12.81/tonne, and sustaining capital costs of US$7.64/tonne.
(11) Rounding of tonnes, grades, and troy ounces, as required by reporting guidelines, may result in apparent differences between tonnes, grades, and contained metal contents.

Item 3.         Legal Proceedings
See Note 18 -- Commitments and Contingencies in the notes to the Consolidated Financial Statements included herein.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-K.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol CDE. The Company recently applied for listing on the Toronto Stock Exchange (“TSX”). Approval of the listing remains subject to the TSX’s final review and acceptance.
On February 16, 2026, there were 642,097,555 outstanding shares of the Company’s common stock which were held by approximately 981 stockholders of record.

STOCK PERFORMANCE CHART
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG COEUR MINING, S&P 500 INDEX AND PEER GROUP INDEX
The following performance graph compares the performance of the Company’s common stock during the period beginning December 31, 2020 and ending December 31, 2025 to (i) S&P 500, and (ii) the Arca Gold Miners Index (the “TSR Peer Group”), which the Company began using as its peer group index solely for purposes of the relative total stockholder return (“TSR”) calculation under the Company’s equity compensation program beginning in 2023.
The graph assumes a $100 investment in the Company’s common stock and in each of the indexes at the beginning of the period, and a reinvestment of dividends paid on such investments throughout the five-year period.

300
250
200
150
100
50
0
Dec-2020
Dec-2021
Dec-2022
Dec-2023
Dec-2024
Dec-2025
Coeur Mining
S&P 500
TSR Peer Group

	Dec. 2020	Dec. 2021	Dec. 2022	Dec. 2023	Dec. 2024	Dec. 2025
Coeur Mining	100.00	48.70	32.46	31.50	55.27	172.27
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
TSR Peer Group	100.00	89.13	79.98	87.02	94.98	242.55

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
2025 Highlights
For the full year 2025, Coeur reported revenue of $2,070.1 million and cash provided by operating activities of $886.9 million. We reported GAAP net income of $585.9 million, or $0.95 per diluted share. On a non-GAAP adjusted basis, the Company reported EBITDA of $1,025.8 million and net income of $493.4 million or $0.80 per diluted share.
•Record full-year gold and silver production – Balanced contributions across Coeur’s portfolio led to 2025 full-year production of 419,046 ounces of gold and 17.9 million ounces of silver, representing year-over-year increases of 23% and 57%, respectively, within the Company’s 2025 consolidated guidance ranges
•Record financial results – Fourth quarter free cash flow increased 66% versus the prior quarter to a record $313.2 million, bringing the full-year total to $666 million. Adjusted EBITDA increased 60% versus the prior quarter to a record $425 million, driving the last twelve-month total to over $1.0 billion. Average realized prices for gold and silver increased 21% and 39%, respectively, compared to the third quarter
•Long-term objective of net cash achieved – Cash and equivalents more than doubled compared to the prior quarter-end and increased tenfold compared to the prior year-end to $554 million; total debt decreased 42% to $341 million at December 31, 2025 compared to year-end 2024
•Strong quarter at Rochester – Silver and gold production at Rochester increased 6% and 20% quarter-over-quarter, respectively, and 40% and 54% year-over-year, respectively. During the fourth quarter, both tonnes2 crushed and tonnes placed reached record levels, with tonnes crushed increasing 12% to 6.4 million tonnes (7.0 million imperial tons) and tonnes placed increasing 23% to 9.3 million tonnes (10.2 million imperial tons). Fourth quarter free cash flow increased to $78 million compared to $30 million in the third quarter and $12 million in the fourth quarter for the prior year
•New Gold transaction approved by stockholders – On January 27, 2026, stockholders of both Coeur and New Gold voted overwhelmingly in favor of Coeur’s proposed acquisition of New Gold Inc. (“New Gold”). The transaction, which remains on track to close in the first half of 2026, is expected to create a new, sector-leading, all-North American senior precious metals mining company
•2026 guidance highlights portfolio strength – The Company expects 2026 gold and silver production from Coeur’s current portfolio of assets of 390,000 - 460,000 ounces and 18.2 - 21.3 million ounces, respectively, driven by strong contributions across the portfolio, including expected continued growth at Rochester and a full year of production at Las Chispas. The Company plans to issue guidance including New Gold’s two assets, the New Afton and Rainy River mines, upon closing of the transaction

Selected Financial and Operating Results

	Year Ended December 31,
	2025	2024	2023
Financial Results: (in thousands, except per share amounts)
Gold sales	$1,343,729	$734,861	$575,677
Silver sales	$726,397	$319,145	$245,529
Consolidated revenue	$2,070,126	$1,054,006	$821,206
Net income	$585,872	$58,900	$(103,612)
Net income per share, diluted	$0.95	$0.15	$(0.30)
Adjusted net income (loss)(1)	$493,361	$70,117	$(78,048)
Adjusted net income (loss) per share, diluted(1)	$0.80	$0.18	$(0.23)
EBITDA(1)	$964,579	$302,600	$60,465
Adjusted EBITDA(1)	$1,025,772	$339,152	$142,302
Total debt(2)	$340,533	$590,058	$545,310
Operating Results:
Gold ounces produced	419,046	341,582	317,671
Silver ounces produced	17,914,682	11,389,519	10,250,906
Gold ounces sold	422,032	340,816	315,511
Silver ounces sold	18,155,235	11,418,821	10,140,405
Average realized price per gold ounce	$3,184	$2,156	$1,825
Average realized price per silver ounce	$40.01	$27.95	$24.21
(1)See “Non-GAAP Financial Performance Measures”. Includes costs of $93.5 million related to the purchase price allocation (“PPA”) ascribed to Inventory at Las Chispas.
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Year Ended December 31, 2025 compared to Year Ended December 31, 2024
Revenue
We sold 422,032 gold ounces and 18.2 million silver ounces, compared to 340,816 gold ounces and 11.4 million silver ounces. Revenue increased by $1,016.1 million, or 96%, as a result of a 24% and 59% increase in gold and silver ounces sold (includes $421.4 million of post-acquisition sales at Las Chispas), and a 45% and 43% increase in average realized gold and silver prices, respectively. The increase in gold ounces sold was the result of post-acquisition sales at Las Chispas, higher placement rates and grades at Rochester, and higher mill throughput at Kensington, partially offset by lower grades at Palmarejo. The increase in silver ounces sold was the result of post-acquisition sales at Las Chispas, and higher silver ounces recovered at Rochester as a result of higher placement rates, partially offset by lower silver grades at Palmarejo. Gold and silver represented 65% and 35% of 2025 sales revenue, respectively, compared to 70% and 30% of 2024 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2025	2024
Gold sales	$1,343,729	$734,861	$608,868	83%
Silver sales	726,397	319,145	407,252	128%
Metal sales	$2,070,126	$1,054,006	$1,016,120	96%

Costs Applicable to Sales
Costs applicable to sales increased $292.2 million, or 48%, primarily driven by post-acquisition gold and silver ounces sold at Las Chispas that includes the impact of the PPA ascribed to Inventory of $93.5 million, higher gold and silver ounces sold at Rochester, higher gold ounces sold at Kensington, and operating costs (royalties) at Rochester, Kensington, and Wharf, partially offset by lower gold and silver ounces sold at Palmarejo. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $126.1 million, or 101%, as a result of post-acquisition gold and silver ounces sold at Las Chispas, increased production at Rochester and Kensington, and the full-year impact of the commissioning of the newly expanded crushing circuit at Rochester in March 2024, partially offset by lower gold and silver ounces sold at Palmarejo and Wharf.
Expenses
General and administrative expenses increased $9.5 million, or 20%, primarily due to higher stock-based compensation and annual incentive costs, partially offset by lower outside service and legal costs.
Exploration expense increased $26.9 million, or 45%, driven by planned higher resource expansion drilling activity at all locations, including the addition of exploration expense at Las Chispas post-acquisition.
Pre-development, reclamation, and other expenses increased $18.5 million, or 36%, as a result of higher transaction costs, the Wage and Hour Litigation settlement, and higher asset retirement accretion following the 2024 year-end changes to estimates, partially offset by lower loss on the sale of assets.
The following table summarizes pre-development, reclamation, and other expenses:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2025	2024
Silvertip ongoing carrying costs	10,440	8,513	1,927	23%
Loss (gain) on sale of assets	698	4,250	(3,552)	(84)%
Asset retirement accretion	19,697	16,778	2,919	17%
Kensington royalty litigation settlement	(95)	7,156	(7,251)	100%
Transaction costs	26,409	8,517	17,892	210%
Wage and Hour Litigation settlement	7,059	—	7,059	100%
Other	5,580	6,059	(479)	(8)%
Pre-development, reclamation and other expense	$69,788	$51,273	$18,515	36%
Other Income and Expenses
Interest expense (net of capitalized interest of $1.1 million) decreased to $30.9 million from $51.3 million due to lower interest paid under the RCF attributable to lower average debt levels and interest rate, partially offset by higher interest paid under finance lease obligations. The RCF had no outstanding amount drawn as of December 31, 2025.
Other, net decreased to a gain of $6.9 million compared to $13.0 million as a result of the recognition of gains in 2024 related to premiums received from the private placement flow-through share offering (“Private Placement Offering”), and lower gains on foreign exchange rates.
Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year Ended December 31,
In thousands	2025	%	2024	%
U.S. federal statutory tax rate	$(143,428)	21.0%	$(26,534)	21.0%
State income and mining taxes, net of federal benefit(1)	(37,331)	5.5	(11,313)	9.0
Foreign tax effects
Mexico
Foreign tax rate differences	(30,341)	4.4	(11,253)	8.9
Foreign permanent differences	1,893	(0.3)	(1,384)	1.1
Mining taxes, net of income tax benefit	(27,276)	4.0	(8,865)	7.0
Change in valuation allowance	4,520	(0.7)	—	—
Foreign withholding taxes	(10,821)	1.6	(6,900)	5.5
Foreign exchange rates	(38,893)	5.7	1,434	(1.1)
Foreign inflation and indexing	5,724	(0.8)	2,230	(1.8)
Uncertain tax positions	(28,820)	4.2	—	—
Enactment of 1% increase in Mexico special mining duty tax	—	—	(1,696)	1.3
Other, net	2,967	(0.4)	(175)	0.1
Canada
Foreign tax rate difference	(2,954)	0.4	(2,434)	1.9
Provincial tax	5,907	(0.9)	4,868	(3.9)
Canadian flow through shares permanent	(3,802)	0.6	(7,246)	5.7
Change in valuation allowance	(9,481)	1.4	(3,746)	3.0
Foreign withholding taxes	(3,460)	0.5	(1,523)	1.2
Other	(3,427)	0.5	40	—
Other foreign jurisdictions
Other	(420)	0.1	(456)	0.4
Effect of cross border tax laws
Subpart F income	(32)	—	(1,345)	1.1
Change in valuation allowance	208,938	(30.6)	4,011	(3.2)
Nondeductible items
Percentage depletion	21,092	(3.1)	6,974	(5.5)
Equity compensation	1,321	(0.2)	(1,205)	1.0
Other nondeductible items	(2,185)	0.3	(769)	0.6
Other adjustments
Other	(6,357)	1.0	(163)	0.1
Income and mining tax (expense) benefit	$(96,666)	14.2%	$(67,450)	53.4%

(1)State mining taxes in South Dakota, Nevada, and Alaska made up the majority (greater than 50 percent) of the state tax effect.
Income and mining tax expense of approximately $96.7 million resulted in an effective tax rate of 14.2% for 2025. This compares to income tax expense of $67.5 million for an effective tax rate of 53.4% for 2024. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) U.S. valuation allowance release; (ii) variations in our income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) mining taxes; (vi) the impact of uncertain tax positions; (vii) percentage depletion; and (viii) 2024 enactment of a 1% increase in Mexico’s special mining duty tax. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $43.5 million and decreased by $0.3 million for the years ended 2025 and 2024, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas PPA. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.

The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Year ended December 31,
	2025		2024
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$403,735	$102,058	$50,194	$(13,063)
Canada	(56,323)	(6,879)	(46,702)	(1,523)
Mexico	337,125	(191,845)	125,027	(52,864)
Other jurisdictions	(1,999)	—	(2,169)	—
	$682,538	$(96,666)	$126,350	$(67,450)
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
The Company has historically provided a valuation allowance against its U.S. net deferred tax assets. In 2025, the Company released $209.8 million of valuation allowance against its U.S. net deferred tax assets, resulting in a non-cash deferred tax benefit. The $209.8 million valuation allowance release is composed of $73.3 million related to current year income and $136.5 million related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $52.4 million of U.S. federal and state deferred tax assets as of December 31, 2025, because the Company has concluded that it is not more likely than not to be realized.
The exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.
Net Income
Net income was $585.9 million, or $0.95 per diluted share, compared to $58.9 million, or $0.15 per diluted share. The increase in net income was driven by a 24% and 59% increase in gold and silver ounces sold (includes $421.4 million of post-acquisition sales at Las Chispas), a 45% and 43% increase in average realized gold and silver prices, respectively, lower interest expense, and a tax benefit of $160.0 million related to the expectation that our U.S. deferred tax assets are now expected to be used before expiration. This was partially offset by higher exploration, general and administrative, and transaction costs, and the Wage and Hour Litigation settlement of $6.1 million, plus the employer’s share of relevant taxes. Adjusted net income was $493.4 million, or $0.80 per diluted share, compared to $70.1 million, or $0.18 per diluted share (see “Non-GAAP Financial Performance Measures”).
Year Ended December 31, 2024 compared to Year Ended December 31, 2023
Revenue
We sold 340,816 gold ounces and 11.4 million silver ounces, compared to 315,511 gold ounces and 10.1 million silver ounces. Revenue increased by $232.8 million, or 28%, as a result of an 18% and 15% increase in average realized gold and silver prices, respectively, and an 8% and 13% increase in gold and silver ounces sold, respectively. The increase in gold ounces sold was due to higher gold production at all sites, specifically higher grade and recovery rates at Palmarejo, the successful completion of the Rochester expansion, higher mill throughput and grade at Kensington, and higher tonnes and grade at Wharf. The increase in silver ounces sold was the result of higher grade and recovery rates at Palmarejo, and the successful completion of the Rochester expansion. Gold and silver represented 70% and 30%, respectively, of both 2024 and 2023 sales revenue.

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
The following table summarizes pre-development, reclamation, and other expenses:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
In thousands	2024	2023
Silvertip ongoing carrying costs	$8,513	$15,616	$(7,103)	(45)%
(Gain) Loss on sale of assets	4,250	12,879	(8,629)	(67)%
Asset retirement accretion	16,778	16,405	373	2%
Kensington royalty settlement	7,156	—	7,156	100%
Transaction costs	8,517	—	8,517	100%
Other	6,059	9,736	(3,677)	(38)%
Pre-development, reclamation and other expense	$51,273	$54,636	$(3,363)	(6)%
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
Income and Mining Taxes
The Company’s Income and mining tax (expense) benefit consisted of:

	Year Ended December 31,
In thousands	2024	%	2023	%
U.S. federal statutory tax rate	$(26,534)	21.0%	$14,376	21.0%
State income and mining taxes, net of federal benefit(1)	(11,313)	9.0	(1,468)	(2.2)
Foreign tax effects
Mexico
Foreign tax rate differences	(11,253)	8.9	(5,848)	(8.6)
Foreign permanent differences	(1,384)	1.1	(1,190)	(1.7)
Mining taxes, net of income tax benefit	(8,865)	7.0	(6,513)	(9.5)
Foreign withholding taxes	(6,900)	5.5	—	—
Foreign exchange rates	1,434	(1.1)	1,172	1.7
Foreign inflation and indexing	2,230	(1.8)	2,858	4.2
Sale of non-core assets	—	—	(1,322)	(1.9)
Enactment of 1% increase in Mexico special mining duty tax	(1,696)	1.3	—	—
Other, net	(175)	0.1	(547)	(0.8)
Canada
Foreign tax rate difference	(2,434)	1.9	(2,015)	(3.0)
Provincial tax	4,868	(3.9)	4,029	5.9
Canadian flow through shares permanent	(7,246)	5.7	(3,448)	(5.0)
Change in valuation allowance	(3,746)	3.0	(5,986)	(8.8)
Foreign withholding taxes	(1,523)	1.2	(848)	(1.2)
Other	40	—	369	0.5
Other foreign jurisdictions
Other	(456)	0.4	(117)	(0.2)
Effect of cross border tax laws
Subpart F income	(1,345)	1.1	(758)	(1.1)
Change in valuation allowance	4,011	(3.2)	(30,242)	(44.2)
Nondeductible items
Percentage depletion	6,974	(5.5)	5,649	8.3
Equity compensation	(1,205)	1.0	(780)	(1.1)
Other nondeductible items	(769)	0.6	(1,502)	(2.2)
Other adjustments
Effect of tax rate changes	—	—	(1,659)	(2.4)
Other	(163)	0.1	634	0.9
Income and mining tax (expense) benefit	$(67,450)	53.4%	$(35,156)	(51.4)%

(1)State mining taxes in South Dakota, Nevada, and Alaska made up the majority (greater than 50 percent) of the state tax effect.

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
2026 Guidance
The Company has provided guidance for full-year 2026 including production, CAS, capital expenditures, depreciation, depletion and amortization (“DD&A”), exploration, general and administrative expenses (“G&A”), and income and mining tax.
Overall cost guidance reflects higher expected royalty expense driven by stronger realized metal prices, particularly at Rochester, the impact of a stronger Mexican peso, inflation of 3% to 5% across the portfolio, and higher planned maintenance costs. For our co-product mines (Las Chispas, Palmarejo, Rochester), costs are allocated to gold and silver based on their relative revenue contribution. Given the higher expected contribution of silver to total revenue due to the silver price’s outperformance relative to the gold price, silver CAS per ounce is expected to be higher in 2026, consistent with the trend seen in the second half of 2025.

2026 Production Guidance

	Gold	Silver
	(oz)	(K oz)
Las Chispas	55,000 - 65,000	5,500 - 6,300
Palmarejo	95,000 - 105,000	6,250 - 7,000
Rochester	70,000 - 90,000	6,400 - 7,800
Kensington	98,000 - 110,000	—
Wharf	72,000 - 90,000	50 - 200
Total	390,000 - 460,000	18,200 - 21,300

2026 Adjusted Costs Applicable to Sales Guidance

	Gold	Silver
	($/oz)	($/oz)
Las Chispas (co-product)	$750 - $950	$12.50 - $14.50
Palmarejo (co-product)	$700 - $900	$21.50 - $23.50
Rochester (co-product)	$1,350 - $1,550	$23.00 - $25.00
Kensington	$1,750 - $1,950	—
Wharf (by-product)	$1,400 - $1,600	—

2026 Capital, DD&A, Exploration, G&A and Income and Mining Tax Guidance

($M)
Capital Expenditures, Sustaining	$207 - $239
Capital Expenditures, Development	$98 - $125
Exploration, Expensed	$93 - $103
Exploration, Capitalized	$27 - $33
General & Administrative Expenses	$63 - $67
Cash Income and Mining Taxes	$400 - $500
Amortization	$335 - $390
Effective Tax Rate (%)	29% - 35%

Note: The Company’s guidance figures assume estimated prices of $4,550/oz gold and $77.50/oz silver as well as CAD of 1.38 and MXN of 18.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

The normalized effective tax rate excludes items that are not reflective of Coeur’s underlying performance, such as the impacts of foreign currency on deferred taxes, taxes related to prior periods, and one-time, non-cash, tax valuation allowance adjustments.

Results of Operations
Operating Statistics presented below contain tabular information that is presented in both metric and imperial as follows: (i) metric tonnage is utilized for all metals; (ii) gold and silver grades are presented in grams per tonne; and (iii) metal content for gold and silver is presented in ounces. The information that is presented in metric for the periods ended December 31, 2024 and 2023 has been converted from the 2024 10-K, filed with the SEC on February 19, 2025, as this information was previously presented in imperial.
Las Chispas

	Year Ended December 31,
	2025	2024	2023
Tonnes milled	403,011	—	—
Average gold grade (grams/tonne)	4.4	—	—
Average silver grade (grams/tonne)	409	—	—
Average recovery rate – Au	97.1%	—%	—%
Average recovery rate – Ag	97.2%	—%	—%
Gold ounces produced	54,705	—	—
Silver ounces produced	5,145,771	—	—
Gold ounces sold	58,251	—	—
Silver ounces sold	5,445,330	—	—
CAS per gold ounce(1)	$1,662	$—	$—
CAS per silver ounce(1)	$19.26	$—	$—
(1)See Non-GAAP Financial Performance Measures.
Year Ended December 31, 2025
Las Chispas’ results represent post-acquisition activity subsequent to the acquisition of SilverCrest on February 14, 2025. The consumption of the remaining acquired stockpile in the third quarter led to production of 54,705 and 5,145,771 gold and silver ounces, respectively. Metal sales were $421.4 million, or 20% of Coeur’s metal sales. Costs applicable to sales per gold and silver ounce sold includes $770 and $8.93, respectively, of costs related to the expensing of the $93.5 million of PPA that was ascribed to Inventory. Amortization totaled $94.2 million. Capital expenditures of $38.1 million were composed of underground mine development and capitalized exploration costs.
Palmarejo

	Year Ended December 31,
	2025	2024	2023
Tonnes milled	1,749,318	1,599,167	1,822,044
Average gold grade (grams/tonne)	1.9	2.3	1.9
Average silver grade (grams/tonne)	130	155	136
Average recovery rate – Au	94.2%	93.0%	91.1%
Average recovery rate – Ag	88.7%	85.0%	82.7%
Gold ounces produced	100,768	108,666	100,605
Silver ounces produced	6,501,308	6,779,659	6,591,590
Gold ounces sold	100,723	108,783	99,043
Silver ounces sold	6,498,821	6,796,715	6,534,469
CAS per gold ounce(1)	$875	$898	$961
CAS per silver ounce(1)	$15.93	$14.38	$15.17
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024
Gold and silver production decreased 7% and 4%, respectively, as a result of a decrease in gold and silver grades,

partially offset by an increase of 9% in mill throughput. Metal sales were $473.8 million, or 23% of Coeur’s metal sales, compared with $379.1 million, or 36% of Coeur’s metal sales. Revenue increased by $94.7 million, or 25%, of which $123.9 million was due to higher gold and silver prices, partially offset by $29.2 million due to lower volume of gold and silver production. Gold ounces sold associated with the Franco-Nevada Gold Stream Agreement increased to 48% from 34% in the prior year driven by mine sequencing. Costs applicable to sales per gold and silver ounce decreased 3% and increased 11%, respectively, due to the mix of gold and silver sales which impacted co-product cost allocation, lower consumable (power and cement) and maintenance costs, partially offset by lower production, unfavorable foreign exchange rates and higher outside service costs. Amortization decreased by $8.0 million to $37.0 million due to lower gold and silver ounces sold. Capital expenditures decreased to $25.5 million from $30.6 million due to the lower underground development and equipment purchases.
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
Rochester

	Year ended December 31,
	2025	2024	2023
Tonnes placed(1)	30,272,766	21,345,895	10,331,619
Average gold grade (grams/tonne)	0.08	0.08	0.11
Average silver grade (grams/tonne)	19.0	17.9	15.6
Gold ounces produced	60,178	39,203	38,775
Silver ounces produced	6,131,881	4,377,847	3,391,530
Gold ounces sold	60,612	38,345	38,449
Silver ounces sold	6,077,114	4,389,378	3,339,780
CAS per gold ounce(2)	$1,587	$1,693	$2,138
CAS per silver ounce(2)	$18.58	$20.43	$26.67
(1)During the year ended December 31, 2025, 23.1 million and 7.1 million tonnes of crushed ore and DTP material, respectively, were placed on the new leach pad. During the year ended December 31, 2024, 19.5 million and 1.9 million tonnes of ore were placed on the new leach pad and legacy leach pad, respectively
(2)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024
Gold and silver production increased 54% and 40%, respectively, as a result of the completion of the expansion project in March 2024 and subsequent ramp-up in production rates. Ore tonnes crushed during 2025 consisted of approximately 23.1 million tonnes (25.5 million tons) through the crushing circuit and 7.1 million tonnes (7.8 million tons) of direct-to-pad (“DTP”) material. Ore tonnes placed during 2025 totaled 30.3 million tonnes (33.4 million tons), a 42% (8.9 million tonnes) increase from the prior year. Metal sales were $458.0 million, or 22% of Coeur’s metal sales, compared with $215.8 million, or 20% of Coeur’s metal sales. Revenue increased by $242.2 million, or 112%, of which $146.1 million was due to a higher volume of gold and silver production, and $96.1 million was due to higher average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 6% and 9%, respectively, as a result of the increase in ore tonnes placed, lower electrical power and haul truck repair costs and the mix of gold and silver sales which impacted co-production cost allocation. Amortization increased to $69.3 million due to the increase in gold and silver ounces sold and the full year impact of commissioning of the newly expanded crushing circuit in March 2024. Capital expenditures decreased to $65.8 million from $72.7 million due to Rochester expansion project spending in 2024 offset by equipment purchases and capitalized stripping in 2025 related to the construction of a new open pit.
Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Gold and silver production increased 1% and 29%, respectively, driven by the increased production from the new leach pad. Metal sales were $215.8 million, or 20% of Coeur’s metal sales, compared with $156.0 million, or 19% of Coeur’s metal sales. Revenue increased by $59.8 million, or 38%, of which $30.3 million was due to higher average realized gold and silver prices and $29.5 million was attributable to a higher volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 21% and 23%, respectively, as a result of the increase in tonnes placed on the new leach pad, lower maintenance costs and LCM adjustments, and the favorable impact of an increase in estimated recoverable ounces on the legacy leach pad in the first quarter of 2024, partially offset by higher labor, electrical and outside service costs. Amortization increased by $14.9 million to $41.3 million due to higher gold and silver ounces sold, and the commencement of production from the new stage 6 leach pad in mid-September 2023 and the three-stage crushing circuit in March 2024. Capital expenditures decreased to $72.7 million from $263.4 million due to reduced spending related to the expansion project.
Commissioning of Rochester’s new three-stage crushing circuit and truck load-out facility was completed on March 7, 2024 leading to declaration of commercial production and $528 million of construction in process placed into service in the first quarter of 2024. Ore tonnes placed increased 16% quarter-over-quarter to 7.4 million tonnes, including approximately 4.6 million tonnes through the new crushing circuit and placed on the new leach pad.
Kensington

	Year ended December 31,
	2025	2024	2023
Tonnes milled	692,178	634,156	591,100
Average gold grade (grams/tonne)	5.2	5.1	4.9
Average recovery rate	92.0%	91.3%	91.9%
Gold ounces produced	106,068	95,671	84,789
Gold ounces sold	105,682	95,361	84,671
CAS per gold ounce(1)	$1,694	$1,655	$1,797
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024
Gold production increased 11% as a result of 9% higher mill throughput and slightly higher grades. Metal sales were $377.7 million, or 18% of Coeur’s metal sales, compared to $225.1 million, or 21% of Coeur’s metal sales. Revenue increased by $152.6 million, or 68%, of which $115.7 million was due to higher average realized gold prices, and $36.9 million was due to higher volume of gold production. Costs applicable to sales per gold ounce increased 2% as higher production was more than offset by higher maintenance, freight, and royalty costs. Amortization increased to $39.3 million primarily due to an increase in gold ounces sold. Capital expenditures decreased to $65.6 million from $68.7 million due to lower underground development and capitalized exploration, partially offset by the construction of the expanded tailings impoundment.
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

Wharf

	Year ended December 31,
	2025	2024	2023
Tonnes placed	3,757,245	4,539,495	4,303,204
Average gold grade (grams/tonne)	0.9	1.1	0.9
Gold ounces produced	97,327	98,042	93,502
Silver ounces produced	135,722	232,013	267,786
Gold ounces sold	96,764	98,327	93,348
Silver ounces sold	133,970	232,728	266,156
CAS per gold ounce(1)	$1,155	$935	$1,159
(1)See Non-GAAP Financial Performance Measures.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024
Gold production decreased 1% driven by lower grade material placed on the pads and the timing of recoveries. Ore tonnes placed during the fourth quarter were impacted following a fire incident at the tertiary crusher which occurred during regularly scheduled maintenance. The tertiary crusher sustained damage to conveyor belts and electrical system components which will require replacement, but the site is partially mitigating reduced crushing capacity by adding temporary crushing capacity. Detailed engineering for the replacement crusher has been completed and a new tertiary crushing system is planned to be installed and commissioned during the second quarter of 2026. Production is expected to progressively increase throughout the year as permanent crushing capacity is restored. Production is expected to progressively increase throughout the year as permanent crushing capacity is restored. Metal sales were $339.2 million, or 16% of Coeur’s metal sales, compared to $234.0 million, or 22% of Coeur’s metal sales. Revenue increased by $105.2 million, or 45%, of which $114.4 million was due to higher average realized gold prices, partially offset by $9.2 million due to lower gold production. Costs applicable to sales per gold ounce increased 24% due to lower grade ore tonnes placed and higher labor and royalty costs. Amortization decreased to $6.6 million due to the decrease in gold ounces mined. Capital expenditures increased to $17.8 million from $7.2 million as a result of the construction of a water treatment facility, capitalized exploration, and mining equipment purchases.
Year Ended December 31, 2024 compared to Year Ended December 31, 2023
Gold production increased 5% driven by higher tonnes placed and grade placed on the pads, and timing of recoveries. Metal sales were $234.0 million, or 22% of Coeur’s metal sales, compared to $189.5 million, or 23% of Coeur’s metal sales. Revenue increased by $44.5 million, or 23%, of which $33.9 million attributable to higher average realized gold prices and $10.6 million was due to a higher gold production. Costs applicable to sales per gold ounce decreased 19% due to higher tonnes and grade placed on the pads, and lower diesel costs, partially offset by higher royalties, labor and outside service costs. Amortization remained comparable at $6.5 million. Capital expenditures increased to $7.2 million from $2.5 million due to the construction of a water treatment facility.
Silvertip
Year Ended December 31, 2025 compared to Year Ended December 31, 2024
Exploration expenses total $31.2 million in 2025 compared to $27.3 million in the prior year. Ongoing carrying costs at Silvertip totaled $10.4 million in 2025 and $8.5 million in the prior year. Capital expenditures in 2025 totaled $7.1 million compared to $3.6 million in the prior year.
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

Liquidity and Capital Resources
At December 31, 2025, the Company had $555.7 million of cash, cash equivalents and restricted cash and $399.5 million available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $498.5 million in the year ended December 31, 2025 due to the cash acquired in the SilverCrest Transaction of $103.7 million, the sale of SilverCrest acquired bullion and metal inventory for $72.0 million, a 24% and 59%

increase in gold and silver ounces sold, respectively, (includes $421.4 million of post-acquisition sales at Las Chispas), and a 45% and 43% increase in average realized gold and silver prices, respectively. This was partially offset by RCF net repayments of $195.0 million, transaction cost related payments of $21.6 million, income and mining tax payments of $178.5 million, full repayment of outstanding prepayment agreement balances at Rochester, Kensington and Wharf, $221.2 million of capital expenditures, and the second payment of $10.0 million related to the acquisition of mining concessions at Palmarejo.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer term. We expect to use cash provided by operating activities to fund near term capital requirements, including those described in this Report for our 2026 capital expenditure guidance, and to repurchase shares pursuant to the Company’s $75.0 million share repurchase program (the “Program”). The acquisition of SilverCrest included acquiring a significant amount of cash and gold and silver bullion, which was used along with our cash provided by operating activities to repay all borrowings under the RCF. Our longer-term plans contemplate continued exploration to extend the mine lives at our operating sites, reduction of debt, and additional investment to determine the viability of the Silvertip project. Our long-term target leverage ratio of Net Debt to the Last Twelve Months Adjusted EBITDA is 0.0 times Adjusted EBITDA. Our current net leverage ratio is (0.2) times Adjusted EBITDA as of December 31, 2025.
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
Cash Provided by Operating Activities
Net cash provided by operating activities for the year ended December 31, 2025 was $886.9 million, compared to $174.2 million for the year ended December 31, 2024. Adjusted EBITDA for the year ended December 31, 2025 was $1,025.8 million, compared to $339.2 million for the year ended December 31, 2024 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Year Ended December 31,
In thousands	2025	2024	2023
Cash flow before changes in operating assets and liabilities	$771,557	$162,359	$58,827
Changes in operating assets and liabilities:
Receivables	(6,688)	(504)	933
Prepaid expenses and other	72,634	2,777	(461)
Inventories	(51,798)	(69,640)	(47,592)
Accounts payable and accrued liabilities	101,174	79,242	55,581
Cash provided by operating activities	$886,879	$174,234	$67,288
Net cash provided by operating activities increased $712.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a 24% and 59% increase in gold and silver ounces sold (includes $421.4 million of post-acquisition sales at Las Chispas), a 45% and 43% increase in average realized gold and silver prices, respectively, the sale of SilverCrest acquired bullion and metal inventory for $72.0 million, lower interest expense, and lower ore placed on leach pads at Wharf. This was partially offset by full repayment of outstanding prepayment agreement balances at Rochester, Kensington and Wharf, higher general and administrative and exploration expenses, income and mining tax payments of $178.5 million compared to $45.1 million in 2024, and timing of VAT collections at Palmarejo and Las Chispas and sales receipts at Kensington. Revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 increased by $1,016.1 million, of which $471.1 million was due to higher average realized gold and silver prices, $123.6 million was due to higher volume of gold and silver sales, and $421.4 million was due to post-acquisition sales at Las Chispas.
Net cash provided by operating activities increased $106.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a 8% and 13% increase in gold and silver ounces sold, respectively, a 18% and 15% increase in average realized gold and silver prices, respectively, partially offset by higher ore placed on leach pads at Rochester and Wharf, lower prepaid revenue at Kensington and increased exploration, general and administrative, interest and income and mining tax expense. Revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased by $232.8 million, of which $142.5 million was the result of higher average gold and silver prices and $90.3 million was due to higher volume of gold sales.

Cash Used in Investing Activities
Net cash used in investing activities in the year ended December 31, 2025 was $127.8 million compared to $193.5 million in the year ended December 31, 2024. Cash used in investing activities decreased due to the cash acquired in the SilverCrest Transaction of $103.7 million, partially offset by post-acquisition capital expenditures at Las Chispas. The Company incurred capital expenditures of $221.2 million in the year ended December 31, 2025 compared with $183.2 million in the year ended December 31, 2024 primarily related to post-acquisition underground development, and equipment purchases at Las Chispas, underground development at Palmarejo and Kensington, expanded tailings impoundment at Kensington and the construction of a water treatment facility at Wharf in both periods.
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
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities in the year ended December 31, 2025 was $260.6 million compared to net cash provided by financing activities of $13.9 million in the year ended December 31, 2024. During the year ended December 31, 2025, the Company repaid $195.0 million, net, under the RCF, repurchased $9.6 million of common stock in connection with the Company’s Program, and prepaid $25.6 million in finance leases at Rochester and Kensington. During the year ended December 31, 2024, the Company received net proceeds of $23.7 million from the sale of 7.7 million shares of its common stock in the Private Placement Offering, and drew $20.0 million, net, from the RCF.
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
On May 27, 2025, the Company announced the $75.0 million share repurchase program (the “Program”), effective through May 31, 2026. Under the Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase agreement (the “10b-18 Agreement”) and an issuer securities repurchase 10b5-1 plan (the “Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker. On August 8, 2025, the Company and BMO Capital Markets Corp. amended the Company 10b5-1 Plan to modify certain terms of the arrangement (the “First Modified Company 10b5-1 Plan”). On November 12, 2025, the Company and BMO Capital Markets Corp. further amended the First Modified Company 10b5-1 Plan (the “Second Modified Company 10b5-1 Plan”). Pursuant to its terms, the Second Modified Company 10b5-1 Plan terminated on December 12, 2025.
The following table summarizes repurchases made pursuant to the 10b-18 Agreement in the three months and year ended December 31, 2025:

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Shares repurchased	145,929	—	814,129	—
Cost of shares (in thousands)	$2,287	—	$9,625	—
Average price paid per share	$15.67	—	$11.82	—

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
Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, the allocation of fair value to assets and liabilities assumed in connection with business combinations, the reported amounts of revenue and expenses during the reporting period, and mined reserves. There can be no assurance that actual results will not differ from those estimates. There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond the Company’s control. Mineral reserve estimates are based upon engineering evaluations of samplings of drill holes and other openings. These estimates involve assumptions regarding future silver and gold prices, mine geology, mining methods and the related costs to develop and mine the reserves. Changes in these assumptions could result in material adjustments to the Company’s reserve estimates. The Company uses reserve estimates in determining the units-of-production amortization and evaluating mine assets for potential impairment. For a discussion of estimates and assumptions used by management that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, the reported amounts of revenue and expenses during the reporting period, and mined reserves, see Note 2 -- Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements.
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

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered a change in estimate and are accounted for prospectively. As of December 31, 2025, the Company’s combined estimated recoverable ounces of gold and silver on the leach pads were 64,482 and 8.9 million, respectively.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31 and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Las Chispas mine is considered a distinct reporting unit for purposes of goodwill impairment testing. Based on the December 31, 2025 review, the Company concluded that Goodwill was not impaired.
The Company may elect to perform a qualitative assessment to determine if it is more likely than not that the fair value exceeds the carrying value. If the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed to determine the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
When the income approach is utilized to determine fair value, the estimated cash flows used to assess the fair value of a reporting unit are derived from the Company’s current business plans, which are developed using short-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to short- and long-term metal price assumptions, other assumptions include estimates of operating costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; value beyond proven and probable estimates; estimated future closure costs; the use of appropriate discount rates; and applicable U.S. dollar long-term exchange rates. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. However, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units include, but are not limited to, such items as: (i) a decrease in forecasted production levels if we are unable to realize the mineable reserves, resources and exploration potential at our mining properties and extend the life of mine (ii) increased production or capital costs (iii) adverse changes in macroeconomic conditions including the market price of metals and changes in the equity and debt markets or country-specific factors which could result in higher discount rates, (iv) significant unfavorable changes in tax rates including increased corporate income or mining tax rates, and (v) negative changes in regulation, legislation, and political environments which could impact our ability to operate in the future. See Note 2 to the Consolidated Financial Statements for further information regarding goodwill.
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
The Company has asserted a partial indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about and intentions concerning the future operations of the Company. The Company does not record a U.S. deferred tax liability for foreign earnings that meet the indefinite reversal criteria. See Note 11 -- Income and Mining Taxes for further discussion on our assertion.
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

	Year Ended December 31,
In thousands except per share amounts	2025	2024	2023
Net income (loss)	$585,872	$58,900	$(103,612)
Fair value adjustments, net	342	—	(3,384)
Foreign exchange loss (gain)(1)	42,040	(4,448)	1,994
Loss on sale of assets	698	4,250	25,197
RMC bankruptcy distribution	(37)	(1,294)	(1,516)
(Gain) loss on debt extinguishment	113	(417)	(3,437)
Transaction costs	26,409	8,517	—
Kensington royalty settlement	(66)	7,369	469
Wage and Hour Litigation settlement	7,059	—	—
Mexico arbitration matter	2,950	3,612	2,803
Flow-through share premium	(808)	(5,563)	(2,284)
Interest income	—	—	(187)
Legacy crusher non-operating costs	—	—	4,013
COVID-19	—	11	111
Valuation allowance and tax effect of adjustments(2)	(171,211)	(820)	1,785
Adjusted net income (loss)	$493,361	$70,117	$(78,048)

Adjusted net income (loss) per share, Basic	$0.81	$0.18	$(0.23)
Adjusted net income (loss) per share, Diluted	$0.80	$0.18	$(0.23)

(1) Includes the impact of foreign exchange rates on deferred tax balances of $43.5 million, $0.3 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023.
(2) For the year ended December 31, 2025, tax effect of adjustments of $171.2 million (-467%) are primarily related to the release of the valuation allowance against U.S. net deferred tax assets of $162.0million, the wage and hour litigation settlement, and transaction costs at Corporate. For the year ended December 31, 2024, tax effect of adjustments of $(0.8) million (-5%) are primarily related to the RMC bankruptcy distribution, and nonrecurring expenses at Palmarejo. For the year ended December 31, 2023, tax effect of adjustments of $1.8 million (8%) is primarily related to the loss on the sale of the La Preciosa Deferred Consideration.

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

	Year Ended December 31,
In thousands	2025	2024	2023
Net income	$585,872	$58,900	$(103,612)
Interest expense, net of capitalized interest	30,942	51,276	29,099
Income tax provision	96,666	67,450	35,156
Amortization	251,099	124,974	99,822
EBITDA	964,579	302,600	60,465
Fair value adjustments, net	342	—	(3,384)
Foreign exchange (gain) loss	(1,429)	(4,753)	459
Asset retirement obligation accretion	19,697	16,778	16,405
Inventory adjustments and write-downs	6,265	8,042	43,188
Loss on sale of assets	698	4,250	25,197
RMC bankruptcy distribution	(37)	(1,294)	(1,516)
(Gain) loss on debt extinguishment	113	(417)	(3,437)
Kensington royalty settlement	(66)	7,369	469
Wage and Hour Litigation settlement	7,059	—	—
Mexico arbitration matter	2,950	3,612	2,803
Flow-through share premium	(808)	(5,563)	(2,284)
Interest income	—	—	(187)
Legacy crusher disposal	—	—	4,013
COVID-19	—	11	111
Transaction costs	26,409	8,517	—
Adjusted EBITDA	1,025,772	339,152	142,302

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

Consolidated	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flow from operations	$886,879	$174,234	$67,288
Capital expenditures	221,162	183,188	364,617
Free cash flow	$665,717	$(8,954)	$(297,329)
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

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash provided by operating activities	$886,879	$174,234	$67,288
Changes in operating assets and liabilities:
Receivables	6,688	504	(933)
Prepaid expenses and other	(72,634)	(2,777)	461
Inventories	51,798	69,640	47,592
Accounts payable and accrued liabilities	(101,174)	(79,242)	(55,581)
Operating cash flow before changes in working capital	$771,557	$162,359	$58,827

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

	Year ended December 31,
(Dollars in thousands)	2025	2024	2023
Total debt	$340,533	$590,058	$545,310
Cash and cash equivalents	(553,597)	(55,087)	(61,633)
Net (cash) debt	$(213,064)	$534,971	$483,677

Net (cash) debt	$(213,064)	$534,971	$483,677
Last Twelve Months Adjusted EBITDA	$1,025,772	$339,152	$142,302
Net Leverage ratio	(0.2)	1.6	3.4

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
Year Ended December 31, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$295,897	$228,672	$278,397	$218,349	$123,486	$3,903	$1,148,704
Amortization	(94,213)	(37,015)	(69,283)	(39,295)	(6,558)	(3,903)	(250,267)
Costs applicable to sales	$201,684	$191,657	$209,114	$179,054	$116,928	$—	$898,437

Metal Sales
Gold ounces	58,251	100,723	60,612	105,682	96,764	—	422,032
Silver ounces	5,445,330	6,498,821	6,077,114		133,970	—	18,155,235

Costs applicable to sales
Gold ($/oz)	$1,662	$875	$1,587	$1,694	$1,155		$1,355
Silver ($/oz)	$19.26	$15.93	$18.58				$17.83
(1) Includes the impact of the purchase price allocation ascribed to Inventory of $93.5 million.
Year Ended December 31, 2024

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$240,437	$195,904	$185,958	$104,853	$3,235	$730,387
Amortization	(44,979)	(41,293)	(28,201)	(6,487)	(3,235)	(124,195)
Costs applicable to sales	$195,458	$154,611	$157,757	$98,366	$—	$606,192

Metal Sales
Gold ounces	108,783	38,345	95,361	98,327		340,816
Silver ounces	6,796,715	4,389,378		232,728	—	11,418,821

Costs applicable to sales
Gold ($/oz)	$898	$1,693	$1,655	$935		$1,210
Silver ($/oz)	$14.38	$20.43			$—	$16.75
Year Ended December 31, 2023

In thousands (except metal sales and per ounce amounts)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$230,018	$197,663	$178,564	$121,351	$4,018	$731,614
Amortization	(35,709)	(26,392)	(25,905)	(6,694)	(4,018)	(98,718)
Costs applicable to sales	$194,309	$171,271	$152,659	$114,657	$—	$632,896

Metal Sales
Gold ounces	99,043	38,449	84,671	93,348		315,511
Silver ounces	6,534,469	3,339,780		266,156	—	10,140,405

Costs applicable to sales
Gold ($/oz)	$961	$2,138	$1,797	$1,159		$1,388
Silver ($/oz)	$15.17	$26.67			$—	$19.06

Reconciliation of Costs Applicable to Sales for 2026 Guidance

In thousands (except metal sales and per ounce amounts)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$397,764	$161,390	$365,418	$233,583	$142,683
Amortization	(174,548)	(36,491)	(88,753)	(41,722)	(8,965)
Costs applicable to sales	$223,216	$124,899	$276,665	$191,861	$133,718
By-product credit	—	—	—	—	(6,132)
Adjusted costs applicable to sales	$223,216	$124,899	$276,665	$191,861	$127,586

Metal Sales
Gold ounces	59,521	100,000	81,143	105,137	86,868
Silver ounces	5,934,277	6,796,223	7,136,315		79,401

Revenue Split
Gold	34%	37%	40%	100%	100%
Silver	66%	63%	60%

Adjusted costs applicable to sales
Gold ($/oz)	$750 - $950	$700 - $900	$1,350 - $1,550	$1,750 - $1,950	$1,400 - $1,600
Silver ($/oz)	$12.50 - $14.50	$21.50 - $23.50	$23.00 - $25.00

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to various market risks as a part of its operations and engages in risk management strategies to mitigate these risks. The Company continually evaluates the potential benefits of engaging in these strategies based on current market conditions. The Company does not actively engage in the practice of trading derivative instruments for profit. Additional information about the Company’s derivative financial instruments may be found in Note 14 -- Derivative Financial Instruments & Hedging Activities in the notes to the Consolidated Financial Statements. This discussion of the Company’s market risk assessments contains “forward looking statements”. For additional information regarding forward-looking statements and risks and uncertainties that could impact the Company, please refer to “Item 2 - Cautionary Statement Concerning Forward-Looking Statements” in this Report. Actual results and actions could differ materially from those discussed below.
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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at December 31, 2025 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $4,135 and $3,361 per ounce, respectively, and a short-term and long-term silver price of $54.73 and $37.74 per ounce, respectively.
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
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had forward contracts for gold and silver that settled monthly through June 2024 in order to protect cash flow during the Rochester expansion ramp-up. The contracts were net cash settled and, if the spot price of gold at the time of expiration was lower than the fixed price or higher than the fixed prices, it resulted in a realized gain or loss, respectively. The forward contracts exposed us to (i) credit risk in the form of non-performance by counterparties for contracts in which the contract price is below the spot price of a commodity, and (ii) price risk to the extent that the spot price exceeds the contract price for quantities of our production covered under contract positions. To reduce counter-party credit exposure, the Company entered into contracts with institutions management deems credit-worthy and limits credit exposure to each institution. For additional information, please see the section titled “Item 1A - Risk Factors” in this Report. The Company acquired existing zero cost collar hedges for 1,600 ounces of gold and 200,000 ounces of silver on February 14, 2025 as part of the SilverCrest Transaction that settled monthly through March 2025. The Company had no outstanding gold or silver hedging contracts at December 31, 2025.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold and silver price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At December 31, 2025, the Company had outstanding provisionally priced sales of 13,552 ounces of gold at an average price of $4,258. Changes in gold prices resulted in provisional pricing mark-to-market loss of $1.5 million during the three months ended December 31, 2025. A 10% change in realized gold prices would cause revenue to vary by $5.8 million.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at December 31, 2025.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at December 31, 2025.
Investment Risk
Equity Price Risk
The Company’s equity securities were not significant at December 31, 2025.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2026 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2025 related to income tax disclosures due to the adoption of ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The adoption was retrospectively applied for all periods presented.
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
Critical audit matters
The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Ore on Leach Pads and Long-Term Stockpile
As described further in Notes 2 and 6 to the consolidated financial statements, the Company’s ore on leach pads balance was $277 million, which included $247 million at the Company’s Rochester mine, as of December 31, 2025. The balance was comprised of a current balance of $128 million and a non-current balance of $119 million. The Rochester mine long-term stockpile balance was $42 million as of December 31, 2025. The measurement and valuation of the ore on leach pads and long-term stockpile balances involve significant management estimates and assumptions related to the measurement of metal content of ore placed on the leach pads and long-term stockpile, including estimates pertaining to recovery rates and ore grades. The balances are determined based on actual production costs incurred to produce and place ore on the leach pads and long-term stockpile, less costs allocated to minerals recovered through the leach process. The historical cost of metal expected to be extracted within twelve months is classified as current on the balance sheet. We identified the measurement and valuation for the ore on leach pads and long-term stockpile for the Rochester mine as a critical audit matter.
The principal considerations for our determination that the measurement and valuation of the ore on leach pads and long-term stockpile for the Rochester mine is a critical audit matter are that certain management assumptions are complex and have a higher degree of estimation uncertainty and changes in these assumptions could have a significant impact on the balance. In turn, auditing these amounts required significant auditor judgement.
Our audit procedures related to the measurement and valuation of the ore on leach pads and long-term stockpile for the Rochester mine included the following, among others.
•We obtained and tested Rochester’s 2025 roll forward of the estimated ounces and costs added to, and recovered from the Company’s leach pads and stockpile and reconciled the ending amounts of ounces and costs to the Company’s inventory and production records and tested certain assumptions, such as estimated recovery rates, and ore grades.
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

Acquisition of SilverCrest Metals, Inc.
As described further in Note 2 to the financial statements, during 2025 the Company completed its acquisition of SilverCrest Metals Inc. (“SilverCrest”). The transaction was accounted for as a business combination. We identified the accounting for the fair value measurement of long-lived assets and inventory recognized in the business combination as a critical audit matter.
The principal considerations for our determination that the accounting for the fair value measurement of long-lived assets and inventory recognized in the business combination is a critical audit matter are that significant judgment existed in the underlying assumptions related to the estimated fair values. Significant assumptions used to estimate the fair value of mineral interests included long-term metal prices, estimated quantities of ore reserves and mineral resources, and weighted average cost of capital are significant assumptions used to estimate the fair value of inventory included profit allocation and holding costs. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
Our audit procedures related to the accounting for the fair value measurement of long-lived assets and inventory recognized in the business combination included the following, among others:
•We tested the effectiveness of management’s controls over accounting for the business combination and valuation of the acquired assets.
•Evaluated the Company’s valuation methodology and significant assumptions used by the Company.
•Evaluated the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.
•Involved our valuation specialists to assist with our evaluation of the selection and application of the valuation methodology used by the Company and significant assumptions included in the fair value estimates.
•Assessed the estimated quantity of ore reserves and mineral resource by comparing to historical performance and currently declared quantities.
•Examined the inputs to the weighted average cost of capital assumptions.

/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2016.

Chicago, Illinois
February 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Coeur Mining, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Coeur Mining, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 18, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ Grant Thornton LLP

Chicago, Illinois
February 18, 2026

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31, 2025	December 31, 2024
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$553,597	$55,087
Receivables	5	69,160	29,930
Inventory	6	163,330	78,617
Ore on leach pads	6	157,461	92,724
Prepaid expenses and other		29,129	16,741
		972,677	273,099
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	7	2,744,884	1,817,616
Goodwill	3	625,812	—
Ore on leach pads	6	119,446	106,670
Restricted assets		9,114	8,512
Receivables	5	19,683	19,583
Deferred tax assets	11	140,553	3,632
Other		63,513	72,635
TOTAL ASSETS		$4,695,682	$2,301,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$148,872	$125,877
Accrued liabilities and other	19	212,213	156,609
Debt	9	16,996	31,380
Reclamation	10	15,063	16,954
		393,144	330,820
NON-CURRENT LIABILITIES
Debt	9	323,537	558,678
Reclamation	10	262,448	243,538
Deferred tax liabilities	11	322,983	7,258
Other long-term liabilities		80,519	38,201
		989,487	847,675
COMMITMENTS AND CONTINGENCIES	18
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 900,000,000 shares, 642,092,761 issued and outstanding at December 31, 2025 and 399,235,632 at December 31, 2024		6,421	3,992
Additional paid-in capital		5,783,019	4,181,521
Accumulated deficit		(2,476,389)	(3,062,261)
		3,313,051	1,123,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$4,695,682	$2,301,747

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Year Ended December 31,
		2025	2024	2023
	Notes	In thousands, except share data
Revenue	4	$2,070,126	$1,054,006	$821,206
COSTS AND EXPENSES
Costs applicable to sales(1)	4	898,437	606,192	632,896
Amortization		251,099	124,974	99,822
General and administrative		57,197	47,727	41,605
Exploration		86,592	59,658	30,962
Pre-development, reclamation, and other	15	69,788	51,273	54,636
Total costs and expenses		1,363,113	889,824	859,921
Income (loss) from operations		707,013	164,182	(38,715)
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		(113)	417	3,437
Fair value adjustments, net	13	(342)	—	3,384
Interest expense, net of capitalized interest	9	(30,942)	(51,276)	(29,099)
Other, net	15	6,922	13,027	(7,463)
Total other expense, net		(24,475)	(37,832)	(29,741)
Income before income and mining taxes		682,538	126,350	(68,456)
Income and mining tax expense	11	(96,666)	(67,450)	(35,156)
NET INCOME (LOSS)		$585,872	$58,900	$(103,612)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of derivative contracts designated as cash flow hedges		—	(18,507)	(318)
Reclassification adjustments for realized (gain) loss on cash flow hedges		—	17,176	(10,694)
Other comprehensive loss		—	(1,331)	(11,012)
COMPREHENSIVE INCOME (LOSS)		$585,872	$57,569	$(114,624)

NET INCOME (LOSS) PER SHARE	16
Basic income (loss) per share:
Basic		$0.96	$0.15	$(0.30)

Diluted		$0.95	$0.15	$(0.30)
(1) Excludes amortization.

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended December 31,
		2025	2024	2023
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$585,872	$58,900	$(103,612)
Adjustments:
Amortization		251,099	124,974	99,822
Accretion		20,978	18,208	16,381
Deferred taxes		(161,015)	(8,734)	(1,495)
(Gain) loss on debt extinguishment	8, 9	113	(417)	(3,437)
Fair value adjustments, net	13	342	—	(3,384)
Stock-based compensation	12	19,209	12,022	11,361
Loss on the sale or disposition of assets	15	—	4,250	25,197
Write-downs		—	3,235	40,247
Deferred revenue recognition	18	(42,824)	(55,562)	(25,468)
Acquired inventory purchase price allocation	3	93,477	—	—
Other		4,306	5,483	3,215
Changes in operating assets and liabilities:
Receivables		(6,688)	(504)	933
Prepaid expenses and other current assets		72,634	2,777	(461)
Inventory and ore on leach pads		(51,798)	(69,640)	(47,592)
Accounts payable and accrued liabilities		101,174	79,242	55,581
CASH PROVIDED BY OPERATING ACTIVITIES		886,879	174,234	67,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(221,162)	(183,188)	(364,617)
Acquisitions, net	3, 13	93,635	(10,000)	—
Proceeds from the sale of assets		13	37	8,546
Sale of investments		—	—	47,611
Proceeds from notes receivable		—	—	5,000
Other		(328)	(362)	(239)
CASH USED IN INVESTING ACTIVITIES		(127,842)	(193,513)	(303,699)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	12	10,005	22,823	168,964
Issuance of notes and bank borrowings, net of issuance costs	9	166,500	391,500	598,000
Payments on debt, finance leases, and associated costs	9	(417,886)	(398,348)	(528,541)
Share repurchases	16	(9,625)	—	—
Other financing activities		(9,625)	(2,085)	(2,370)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(260,631)	13,890	236,053
Effect of exchange rate changes on cash and cash equivalents		425	(1,115)	567
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		498,831	(6,504)	209
Cash, cash equivalents and restricted cash at beginning of period		56,874	63,378	63,169
Cash, cash equivalents and restricted cash at end of period		$555,705	$56,874	$63,378

The accompanying notes are an integral part of these Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Notes	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022		295,698	$2,957	$3,891,265	$(3,017,549)	$12,343	$889,016
Net income (loss)		—	—	—	(103,612)	—	(103,612)
Other comprehensive income (loss)		—	—	—	—	(11,012)	(11,012)
Common stock issued under "at the market" stock offering		54,562	546	147,020	—	—	147,566
Common stock issued for the extinguishment of Senior Notes		25,191	253	71,999	—	—	72,252
Common stock issued under Private Placement Offering		8,276	83	20,935	—	—	21,018
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		2,556	24	8,651	—	—	8,675
Balances at December 31, 2023		386,283	$3,863	$4,139,870	$(3,121,161)	$1,331	$1,023,903
Net income (loss)		—	—	—	58,900	—	58,900
Other comprehensive income (loss)		—	—	—	—	(1,331)	(1,331)
Debt-for-Equity Exchange		1,772	18	5,350	—	—	5,368
Common stock issued under Private Placement Offering		7,705	77	22,992	—	—	23,069
Kensington royalty settlement		738	7	3,399	—	—	3,406
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		2,738	27	9,910	—	—	9,937
Balances at December 31, 2024		399,236	$3,992	$4,181,521	$(3,062,261)	$—	$1,123,252
Net income		—	—	—	585,872	—	585,872
SilverCrest acquisition		239,489	2,395	1,587,696	—	—	1,590,091
Kensington royalty settlement		595	6	3,649	—	—	3,655
Stock options exercised		2,212	22	7,501	—	—	7,523
Stock repurchase program	15	(814)	(7)	(9,617)	—	—	(9,624)
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net		1,375	13	12,269	—	—	12,282
Balances at December 31, 2025		642,093	$6,421	$5,783,019	$(2,476,389)	$—	$3,313,051

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
Use of Estimates
The Company's Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable silver and gold in leach pad inventories, estimates of fair value for certain reporting units, goodwill and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, equity securities, asset acquisitions, the allocation of fair value to assets and liabilities assumed in connection with business combinations, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
Principles of Consolidation
The Consolidated Financial Statements include the wholly-owned subsidiaries of the Company, the most significant of which are Compania Minera La Llamarada, S.A. de C.V., Coeur Mexicana S.A. de C.V., Coeur Rochester, Inc., Coeur Alaska, Inc., Wharf Resources (U.S.A.), Inc., and Coeur Silvertip Holdings Ltd. All intercompany balances and transactions have been eliminated.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Receivables
Trade receivables and other receivable balances are recognized net of an allowance for credit losses. The allowance represents the portion of the amortized cost basis that the Company does not expect to collect due to credit over the contractual life of the receivables, taking into consideration past events, current conditions and reasonable and supportable forecasts of future economic conditions. As of December 31, 2025, the amount of credit loss recognized is not significant.
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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. The updated recoverable ounce estimate performed as part of the review of estimated recoverable metal is considered a change in estimate and was accounted for prospectively. As of December 31, 2025, the Company’s combined estimated recoverable ounces of gold and silver on the leach pads were 55,944 and 9.6 million, respectively.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Drilling and related costs incurred at the Company’s operating mines are expensed as incurred in Exploration, unless the Company can conclude with a high degree of confidence, prior to the commencement of a drilling program, that the drilling costs will result in the conversion of a mineral resource into mineral reserve. The Company’s assessment is based on the following factors: results from previous drill programs; results from geological models; results from a mine scoping study confirming economic viability of the resource; and preliminary estimates of mine inventory, ore grade, cash flow and mine life. In addition, the Company must have all permitting and/or contractual requirements necessary to have the right to and/or control of the future benefit from the targeted ore body. The costs of a drilling program that meet these criteria are capitalized as mine development costs. Drilling and related costs of approximately $21.0 million and $16.8 million in the years ended December 31, 2025 and 2024, respectively, were capitalized.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. Actual results may vary from the Company’s estimates and result in additional Impairment of Long-lived Assets.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business acquisition. Goodwill is allocated to reporting units and tested for impairment annually as of December 31 and when events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. The Las Chispas mine is considered a distinct reporting unit for purposes of goodwill impairment testing. Based on the December 31, 2025 review, the Company concluded that Goodwill was not impaired.
The Company may elect to perform a qualitative assessment to determine if it is more likely than not that the fair value exceeds the carrying value. If the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed to determine the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
Restricted Assets
The Company, under the terms of its self-insurance and bonding agreements with certain banks, lending institutions and regulatory agencies, is required to collateralize certain portions of its obligations. The Company has collateralized these obligations by assigning certificates of deposit that have maturity dates ranging from three months to a year, to the respective institutions or agencies. At December 31, 2025 and 2024, the Company held certificates of deposit and cash under these agreements of $9.1 million and $8.5 million, respectively. The ultimate timing of the release of the collateralized amounts is dependent on the timing and closure of each mine and repayment of the facility. In order to release the collateral, the Company must seek approval from certain government agencies responsible for monitoring the mine closure status. Collateral could also be released to the extent the Company is able to secure alternative financial assurance satisfactory to the regulatory agencies. The Company believes there is a reasonable probability that the collateral will remain in place beyond a twelve-month period and has therefore classified these investments as long-term.
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
Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate to determine the present value of lease payments. Variable components of the lease payments such as maintenance costs are expensed as incurred and not included in determining the present value. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have elected to not recognize operating lease assets and liabilities for short-term leases that have a lease term of twelve months or less. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component. See Note 8 -- Leases for additional information related to the Company’s operating and finance leases.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Foreign Currency
The assets and liabilities of the Company’s foreign subsidiaries are measured using U.S. dollars as their functional currency. Monetary assets and liabilities are remeasured at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses remeasured at the average exchange rate for the current period. Foreign currency gains and losses are included in the determination of net income or loss.
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
Stock-based Compensation
The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Stock options granted are accounted for as equity-based awards. The Company estimates forfeitures of stock-based awards based on historical data and periodically adjusts the forfeiture rate. The adjustment of the forfeiture rate is recorded as a cumulative adjustment in the period the forfeiture estimate is changed. Compensation costs related to stock-based compensation are included in General and administrative expenses, Costs applicable to sales, and Property, plant, and equipment, net as deemed appropriate.
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. We have adopted the new standard effective December 31, 2025 retrospectively for all periods presented. See Note 11 - Income and Mining Taxes for all periods presented with the new required disclosures. The new standard did not impact our Consolidated Financial Statements.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 3 – ACQUISITIONS
On October 3, 2024, the Company entered into a definitive agreement (the “Agreement”) whereby, a wholly-owned subsidiary of Coeur would acquire all of the issued and outstanding shares of SilverCrest Metals Inc. (“SilverCrest”) pursuant to a court-approved plan of arrangement (the “SilverCrest Transaction”). Under the terms of the Agreement, SilverCrest shareholders received 1.6022 Coeur common shares for each SilverCrest common share (the “Exchange Ratio”).
On February 14, 2025, the Company completed the closing of the SilverCrest Transaction after receiving regulatory approval on February 3, 2025 followed by stockholder approval on February 6, 2025. Coeur acquired all of the issued and outstanding shares of SilverCrest in exchange for 239,331,799 common shares. Based on the closing price of Coeur common shares on the NYSE on February 14, 2025, the implied total equity value was approximately $1.58 billion based on SilverCrest’s common shares outstanding and the Exchange Ratio.
The Company retained an independent appraiser to assist with the determination of the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of SilverCrest has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income tax purposes and was assigned to the Las Chispas segment. The goodwill balance of $625.8 million is composed of amounts attributable to the assembled workforce, potential strategic and financial benefits, including the financial flexibility to execute capital priorities, and new book to tax basis differences of assets acquired and liabilities assumed. The acquisition of SilverCrest increased the Company’s gold and other metal reserves and expanded our footprint in a jurisdiction where the Company has significant experience.
Prior to the closing of the SilverCrest Transaction, the Company entered into a loan with SilverCrest through which Coeur Rochester, Inc., a subsidiary of the Company, owed $72.3 million related to the purchase of bullion and metal inventory from SilverCrest that was in effect settled on the date of the SilverCrest Transaction. The acquired bullion and metal inventory was sold during the first quarter of 2025 for proceeds of $72.0 million. The proceeds are included in the operating cash flows for the first quarter and the $0.3 million loss was recorded in Fair value adjustments, net on the Consolidated Statements of Comprehensive Income. Total transaction costs were $20.6 million with $12.1 million incurred in the year ended December 31, 2025. These transaction costs are included in Pre-development, reclamation, and other on the Consolidated Statements of Comprehensive Income and are reflected in pro forma earnings in the table below for the year ended December 31, 2025.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
In 2025, the Company completed the analysis to assign fair values to all assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the SilverCrest Transaction as of December 31, 2025:

(Amounts in thousands, except shares and share price amounts)
Common shares issued (239,331,799 at $6.61)	$1,581,983
Fair value of replacement stock-based compensation awarded(1)	8,539
Fair value of Coeur payable to SilverCrest repurchased	(72,311)
Total purchase price	$1,518,211
Assets:
Cash and cash equivalents	$103,724
Short-term receivables	23,292
Inventory	153,826
Prepaid expenses and other	15,213
Property, plant and equipment and mining properties	1,008,962
Other	5,596
Total Assets	$1,310,613
Liabilities:
Accounts payable	16,774
Accrued liabilities and other	25,636
Debt	846
Reclamation	10,870
Deferred tax liabilities (2)	343,650
Other long-term liabilities	20,438
Total liabilities	$418,214
Net identifiable assets acquired	$892,399
Goodwill	625,812
Net assets acquired	$1,518,211
(1) As of December 31, 2025, 2.3 million common shares were issued related to the exercise of 3.3 million replacement options.
(2) Deferred income tax liabilities represent the future tax expense associated with the differences between the fair value allocated to assets (excluding goodwill) and liabilities and a tax basis increase to the fair value of the assets acquired in Mexico and the historical carryover tax basis of assets and liabilities in all other jurisdictions. No deferred tax liability is recognized for the basis difference inherent in the fair value allocated to goodwill.
Pro Forma Financial Information
Sales and net income in the Consolidated Statement of Operations includes SilverCrest revenue and net income of $421.4 million and $46.9 million, respectively, from the acquisition date to December 31, 2025. The following unaudited pro forma financial information presents consolidated results assuming the SilverCrest Transaction occurred on January 1, 2024.

	Twelve Months Ended
	December 31, 2025	December 31, 2024
Revenue	$2,125,103	$1,355,934
Net income (loss)	$696,724	$(47,633)
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
The Company’s Chief Operating Decision Maker (“CODM”), composed of Mitchell J. Krebs, Chairman, President and Chief Executive Officer, Thomas S. Whelan, Executive Vice President and Chief Financial Officer, and Michael Routledge, Executive Vice President and Chief Operating Officer, evaluates performance and allocates resources for all of the Company’s reportable segments based on Income (loss) from operations. The CODM uses segment Income (loss) from operations to allocate resources such as corporate employees, and financial or capital resources for each segment during the annual budget and forecasting processes. The CODM considers budget-to-actual variances on a monthly basis using the segment Income (loss) from operations measure when making decisions about allocating capital and personnel to the segments. The accounting policies of the reportable segments are the same as those described in Note 2 -- Summary of Significant Accounting Policies.
Financial information relating to the Company’s segments is as follows (in thousands):

Year Ended December 31, 2025	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Other	Total
Revenue
Gold sales	$203,234	$218,064	$210,680	$377,693	$334,058	$—	$—	$1,343,729
Silver sales	218,197	255,700	247,362	17	5,121	—	—	726,397
Metal sales	421,431	473,764	458,042	377,710	339,179	—	—	2,070,126
Costs and Expenses
Costs applicable to sales(1)	201,684	191,657	209,114	179,054	116,928	—	—	898,437
Amortization	94,213	37,015	69,283	39,295	6,558	3,903	832	251,099
Exploration	10,421	18,527	8,566	7,776	7,416	31,165	2,721	86,592
Other operating expenses(2)	2,162	7,691	12,155	7,930	5,692	12,338	79,017	126,985
Costs and expenses	308,480	254,890	299,118	234,055	136,594	47,406	82,570	1,363,113
Income (loss) from operations	112,951	218,874	158,924	143,655	202,585	(47,406)	(82,570)	707,013
Other income (expense)
Loss on debt extinguishment	—	—	(106)	(7)	—	—	—	(113)
Fair value adjustments, net	—	—	(342)	—		—	—	(342)
Interest expense, net	(131)	(315)	(9,480)	(361)	(158)	—	(20,497)	(30,942)
Other, net(3)	12,224	(5,615)	(446)	(459)	(178)	(83)	1,479	6,922
Income (loss) before income and mining taxes	125,044	212,944	148,550	142,828	202,249	(47,489)	(101,588)	682,538
Income and mining tax (expense) benefit	(78,183)	(103,526)	(9,004)	(1,687)	(19,098)	—	114,832	(96,666)
Net Income (loss)	$46,861	$109,418	$139,546	$141,141	$183,151	$(47,489)	$13,244	$585,872
Segment assets(4)	$1,661,565	$311,672	$1,280,017	$263,614	$121,986	$220,285	$69,766	$3,928,905
Capital expenditures	$38,149	$25,534	$65,750	$65,635	$17,802	$7,112	$1,180	$221,162
(1) Excludes amortization.
(2) Other operating expenses include General and administrative and Pre-development, reclamation, and other.
(3) See Note 15 -- Additional Comprehensive Income (Loss) Detail for additional detail.
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
(1) Excludes amortization.
(2) Other operating expenses include General and administrative and Pre-development, reclamation, and other.
(3) See Note 15 -- Additional Comprehensive Income (Loss) Detail for additional detail.
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
(1) Excludes amortization.
(2) Other operating expenses include General and administrative and Pre-development, reclamation, and other.
(3) See Note 15 -- Additional Comprehensive Income (Loss) Detail for additional detail.
(4) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Assets	December 31, 2025	December 31, 2024
Total assets for reportable segments	$3,928,905	$2,161,881
Cash and cash equivalents	553,597	55,087
Other assets	213,180	84,779
Total consolidated assets	$4,695,682	$2,301,747
Geographic Information

Long-Lived Assets	December 31, 2025	December 31, 2024
United States	$1,315,939	$1,312,976
Mexico	1,815,259	267,144
Canada	239,265	237,263
Other	233	233
Total	$3,370,696	$1,817,616

Revenue	Year ended December 31,
	2025	2024	2023
United States	$1,174,931	$674,946	$507,999
Mexico	895,195	379,060	313,207
Total	$2,070,126	$1,054,006	$821,206
The Company’s doré, as well as the electrolytic cathodic sludge produced by the Wharf mine, is refined into gold and silver bullion according to benchmark standards set by the London Bullion Market Association, which regulates the acceptable requirements for bullion traded in the London precious metals markets. The Company then sells its gold and silver bullion to multi-national banks, bullion trading houses, and refiners across the globe. The Company had seven trading counterparties at December 31, 2025. The Company's sales of doré and electrolytic cathodic sludge product produced by the Palmarejo, Las Chispas, Rochester, and Wharf mines amounted to approximately 82%, 79%, and 80%, of total metal sales for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company’s gold concentrate product from the Kensington mine is sold under a long-term offtake agreement and is shipped to geographically diverse third-party smelters who are responsible for arranging the smelting of the concentrate. The Company’s sales of concentrate produced by the Kensington amounted to approximately 18%, 21%, and 20% of total metal sales for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company believes that the loss of any one smelter, refiner, trader or third-party customer would not have a material adverse effect on the Company due to the liquidity of the markets and current availability of alternative trading counterparties.
The following table indicates customers that represent 10% or more of total sales of metal for at least one of the years ended December 31, 2025, 2024, and 2023 (in millions):

	Year ended December 31,
Customer	2025	2024	0	2023	Segments reporting revenue
Bank of Montreal	$1,198.1	$445.6		$367.2	Las Chispas, Palmarejo, Rochester, Wharf
Ocean Partners	$464.5	$484.5		$346.2	Palmarejo, Rochester, Kensington, Wharf
Asahi	$360.2	$104.9		$63.7	Las Chispas, Palmarejo, Rochester, Kensington, Wharf

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 5 – RECEIVABLES
    Receivables consist of the following:

In thousands	December 31, 2025	December 31, 2024
Current receivables:
Trade receivables	$18,181	$7,818
VAT receivable	37,100	12,684
Income tax receivable	11,931	8,509
Deferred cash consideration (2)	834	—
Other (1)	1,114	919
	$69,160	$29,930
Non-current receivables:
Other tax receivable (1)	$6,488	$5,554
Deferred cash consideration (2)	—	834
Contingent consideration (3)	13,195	13,195
	$19,683	$19,583
Total receivables	$88,843	$49,513
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

NOTE 6 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	December 31, 2025	December 31, 2024
Inventory:
Concentrate	$3,507	$2,663
Stockpile ore (1)	85,450	6,773
Precious metals	15,164	16,034
Supplies	59,209	53,147
	$163,330	$78,617
Ore on Leach Pads:
Current	$157,461	$92,724
Non-current	119,446	106,670
	$276,907	$199,394

Long-term Stockpile (included in Other)	$42,076	$41,718

Total Inventory and Ore on Leach Pads	$482,313	$319,729

(1) Includes $73.6 million, $8.4 million, $2.3 million, and $1.1 million at Las Chispas, Wharf, Kensington, and Palmarejo at December 31, 2025, respectively. Includes $3.1 million, $3.2 million, and $0.5 million at Kensington, Wharf, and Palmarejo at December 31, 2024, respectively.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	December 31, 2025	December 31, 2024
Mine development	$1,657,873	$1,502,457
Mineral interests	1,683,564	833,564
Land	9,961	9,000
Facilities and equipment(1)	1,741,055	1,517,170
Construction in progress	129,662	145,732
Total	$5,222,115	$4,007,923
Accumulated depreciation, depletion and amortization(2)	(2,477,231)	(2,190,307)
Property, plant and equipment and mining properties, net	$2,744,884	$1,817,616
(1) Includes $123.8 million and $170.1 million associated with facilities and equipment assets under finance leases at December 31, 2025 and December 31, 2024, respectively.
(2) Includes $75.1 million and $63.3 million of accumulated amortization related to assets under finance leases at December 31, 2025 and December 31, 2024, respectively.

NOTE 8 – LEASES
Right of Use Assets and Liabilities
The following table summarizes quantitative information pertaining to the Company’s finance and operating leases.

	Year ended December 31,
In thousands	2025	2024	2023
Lease Cost
Operating lease cost	$13,600	$12,924	$12,536

Short-term operating lease cost	$18,705	$13,784	$12,223

Finance lease cost:
Amortization of leased assets	$39,494	$34,424	$27,985
Interest on lease liabilities	5,739	4,844	3,762
Total finance lease cost	$45,233	$39,268	$31,747
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
In thousands	2025	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,305	$26,709	$24,759
Operating cash flows from finance leases	$5,739	$4,844	$3,762
Financing cash flows from finance leases	$56,386	$24,524	$24,505

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Supplemental balance sheet information related to leases was as follows:

In thousands	December 31, 2025	December 31, 2024
Operating Leases
Other assets, non-current	$15,837	$23,913

Accrued liabilities and other	11,962	11,598
Other long-term liabilities	6,467	14,797
Total operating lease liabilities	$18,429	$26,395

Finance Leases
Property and equipment, gross	$123,770	$170,144
Accumulated depreciation	(75,056)	(63,278)
Property and equipment, net	$48,714	$106,866

Debt, current	$16,996	$31,380
Debt, non-current	32,745	73,620
Total finance lease liabilities	$49,741	$105,000

Weighted Average Remaining Lease Term
Weighted-average remaining lease term - finance leases	1.85	2.12
Weighted-average remaining lease term - operating leases	3.80	3.97

Weighted Average Discount Rate
Weighted-average discount rate - finance leases	6.7%	6.6%
Weighted-average discount rate - operating leases	6.1%	6.2%
Minimum future lease payments under finance and operating leases with terms longer than one year are as follows:

As of December 31, 2025 (In thousands)
	Operating leases	Finance leases
2026	$11,874	$19,615
2027	1,394	12,839
2028	1,142	12,728
2029	984	10,739
2030	977	—
Thereafter	3,649	—
Total	$20,020	$55,921
Less: imputed interest	(1,591)	(6,180)
Net lease obligation	$18,429	$49,741

NOTE 9 – DEBT

	December 31, 2025		December 31, 2024
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$290,792	$—	$290,058
Revolving Credit Facility(2)	—	—	—	195,000
Finance lease obligations	16,996	32,745	31,380	73,620
	$16,996	$323,537	$31,380	$558,678
(1) Net of unamortized debt issuance costs of $2.3 million and $3.1 million at December 31, 2025 and December 31, 2024, respectively.
(2) Unamortized debt issuance costs of $1.9 million and $3.4 million at December 31, 2025 and December 31, 2024, respectively, included in Other Non-Current Assets.

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
At December 31, 2025, the Company had no outstanding draws, $0.5 million in outstanding letters of credit and $399.5 million available under the RCF. Future borrowing may be subject to certain financial covenants.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the year ended December 31, 2025, the Company entered into a new lease financing arrangement for mining equipment at Rochester for

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
$0.8 million at an interest rate of 7.2%. The Company prepaid $25.6 million in finance leases at Rochester and Kensington in the third and fourth quarters of 2025, which, combined with planned principal payments, decreased outstanding finance lease obligations by 53%, or $55.3 million, in the year ended December 31, 2025. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments.
Interest Expense

	Year Ended December 31,
In thousands	2025	2024	2023
2029 Senior Notes	$15,022	$15,086	17,288
Revolving Credit Facility	7,563	26,749	17,752
Finance lease obligations	5,739	4,844	3,762
Amortization of debt issuance costs	2,324	2,360	2,709
Other obligations	1,377	3,293	2,149
Capitalized interest	(1,083)	(1,056)	(14,561)
Total interest expense, net of capitalized interest	$30,942	$51,276	$29,099

NOTE 10 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties and assesses its financial capacity to meet closure requirement obligations. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates. The estimated reclamation and mine closure costs were discounted using credit-adjusted, risk-free interest rates ranging from 6.3% to 9.6%. The asset retirement obligation increased in 2025 due to increased reclamation and mine closure costs associated with Las Chispas. Coeur maintains the financial capacity to meet current estimated costs of the tailings facility lifecycle, including closure and post-closure obligations.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Year Ended December 31,
In thousands	2025	2024
Asset retirement obligation - Beginning	$260,492	$214,013
Accretion	19,698	16,778
Additions and changes to estimates	6,566	35,455
Settlements	(9,245)	(5,754)
Asset retirement obligation - Ending	$277,511	$260,492

NOTE 11 – INCOME AND MINING TAXES
The components of Income (loss) before income taxes are below:

	Year Ended December 31,
In thousands	2025	2024	2023
United States	$403,735	$50,194	$(107,021)
Foreign	278,803	76,156	38,565
Total	$682,538	$126,350	$(68,456)

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The components of the consolidated Income and mining tax (expense) benefit from continuing operations are below:

	Year Ended December 31,
In thousands	2025	2024	2023
Current:
United States	$(637)	$(145)	$981
United States — State mining taxes	(33,269)	(11,256)	(7,047)
United States — Foreign withholding tax	(22)	(33)	(119)
Canada	(5,169)	(1,147)	(848)
Mexico	(215,872)	(63,604)	(30,222)
Deferred:
United States	138,893	149	305
United States — State mining taxes	3,479	(1,778)	(1,076)
Canada	(4,798)	(376)	—
Mexico	20,729	10,740	2,870
Income tax (expense) benefit	$(96,666)	$(67,450)	$(35,156)
The Company’s Income and mining tax benefit (expense) differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
In thousands	2025	%	2024	%	2023	%
U.S. federal statutory tax rate	$(143,428)	21.0%	$(26,534)	21.0%	$14,376	21.0%
State income and mining taxes, net of federal benefit(1)	(37,331)	5.5	(11,313)	9.0	(1,468)	(2.2)
Foreign tax effects
Mexico
Foreign tax rate differences	(30,341)	4.4	(11,253)	8.9	(5,848)	(8.6)
Foreign permanent differences	1,893	(0.3)	(1,384)	1.1	(1,190)	(1.7)
Mining taxes, net of income tax benefit	(27,276)	4.0	(8,865)	7.0	(6,513)	(9.5)
Change in valuation allowance	4,520	(0.7)	—	—	—	—
Foreign withholding taxes	(10,821)	1.6	(6,900)	5.5	—	—
Foreign exchange rates	(38,893)	5.7	1,434	(1.1)	1,172	1.7
Foreign inflation and indexing	5,724	(0.8)	2,230	(1.8)	2,858	4.2
Uncertain tax positions	(28,820)	4.2	—	—	—	—
Sale of non-core assets	—	—	—	—	(1,322)	(1.9)
Enactment of 1% increase in Mexico special mining duty tax	—	—	(1,696)	1.3	—	—
Other, net	2,967	(0.4)	(175)	0.1	(547)	(0.8)
Canada
Foreign tax rate difference	(2,954)	0.4	(2,434)	1.9	(2,015)	(3.0)
Provincial tax	5,907	(0.9)	4,868	(3.9)	4,029	5.9
Canadian flow through shares permanent	(3,802)	0.6	(7,246)	5.7	(3,448)	(5.0)
Change in valuation allowance	(9,481)	1.4	(3,746)	3.0	(5,986)	(8.8)
Foreign withholding taxes	(3,460)	0.5	(1,523)	1.2	(848)	(1.2)
Other	(3,427)	0.5	40	—	369	0.5
Other foreign jurisdictions
Other	(420)	0.1	(456)	0.4	(117)	(0.2)
Effect of cross border tax laws
Subpart F income	(32)	—	(1,345)	1.1	(758)	(1.1)
Change in valuation allowance	208,938	(30.6)	4,011	(3.2)	(30,242)	(44.2)
Nondeductible items
Percentage depletion	21,092	(3.1)	6,974	(5.5)	5,649	8.3
Equity compensation	1,321	(0.2)	(1,205)	1.0	(780)	(1.1)
Other nondeductible items	(2,185)	0.3	(769)	0.6	(1,502)	(2.2)
Other adjustments
Effect of tax rate changes	—	—	—	—	(1,659)	(2.4)
Other	(6,357)	1.0	(163)	0.1	634	0.9
Income and mining tax (expense) benefit	$(96,666)	14.2%	$(67,450)	53.4%	$(35,156)	(51.4)%

(1)State mining taxes in South Dakota, Nevada, and Alaska made up the majority (greater than 50 percent) of the state tax effect.
The following table provides a reconciliation of cash taxes paid for income and mining taxes:

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
In thousands	2025	2024	2023
Federal	$—	$700	$—
State
South Dakota	15,098	10,800	5,000
All other states	895	—	—
Foreign
Mexico	161,041	31,700	29,800
Canada	1,432	1,900	200
Total net (refunds) payments	$178,466	$45,100	$35,000

At December 31, 2025 and 2024, the significant components of the Company’s deferred tax assets and liabilities are below:

	Year Ended December 31,
In thousands	2025	2024
Deferred tax liabilities:
Property, plant, and equipment	$59,006	$5,529
Mineral properties	261,588	—
Other long-term liabilities	10,103	—
	330,697	5,529
Deferred tax assets:
Net operating loss carryforwards	288,122	304,244
Mineral properties	—	50,824
Mining royalty tax	53,529	8,314
Capital loss carryforwards	17,089	16,910
Asset retirement obligation	58,905	49,306
Accrued expenses	15,323	18,117
Tax credit carryforwards	12,274	13,620
Other long-term assets	—	30,612
	445,242	491,947
Valuation allowance	(303,518)	(490,044)
	141,724	1,903
Net deferred tax liabilities	$188,973	$3,626
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will ultimately be more likely than not able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see “Item 1A – Risk Factors”.
The Company has historically provided a valuation allowance against its U.S. net deferred tax assets. In 2025, the Company released $209.8 million of valuation allowance against its U.S. net deferred tax assets, resulting in a non-cash deferred tax benefit. The $209.8 million valuation allowance release is composed of $73.3 million related to current year income and $136.5 million related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $52.4 million of U.S. federal and state deferred tax assets as of December 31, 2025, because the Company has concluded that it is not more likely than not to be realized.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that the Company is able to achieve and the net deferred tax assets available.
Based upon this analysis, the Company has recorded valuation allowances as follows:

	Year Ended December 31,
In thousands	2025	2024
U.S.	$52,394	$268,119
Canada	216,711	200,319
Mexico	12,594	408
New Zealand	21,643	21,013
Other	176	185
	$303,518	$490,044
The Company has the following tax attribute carryforwards at December 31, 2025, by jurisdiction:

In thousands	U.S.	Canada	Mexico	New Zealand	Other	Total
Regular net operating losses	$522,637	$480,612	$4,971	$77,861	$787	$1,086,868
Expiration years	2026-2037, Indefinite	2028-2044	2029-2036	Indefinite	2026-2030
Capital losses	55,885	26,363	—	—	—	82,248
Foreign tax credits	10,864	—	—	—	—	10,864
As of December 31, 2025, for U.S. income tax purposes, the Company has federal and state net operating loss carryforwards of $522.6 million and $402.0 million, respectively. U.S. net operating loss carryforwards of $313.8 million arising before December 31, 2017 have a 20-year expiration period, the earliest of which could expire in 2026. U.S. net operating loss carryforwards of $208.8 million arising in 2018 and future periods have an indefinite carryforward period. Foreign tax credits expire if unused beginning in 2026.
The utilization of U.S. net operating loss carryforwards, tax credit carryforwards, and recognized built-in losses may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state tax laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss carryforwards, tax credit carryforwards, and certain built-in losses upon an ownership change as defined under that Section. Generally, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three-year testing period. If the Company experiences an ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including net operating losses and certain other losses, credits, deductions or tax basis. Management has determined that the Company experienced ownership changes during 2002, 2003, 2007, and 2015 for purposes of Section 382. Based on management’s calculations, the Company does not expect any of its U.S. tax attributes to expire unused as a result of the Section 382 annual limitations. However, the annual limitations may impact the timeframe over which the net operating loss carryforwards can be used, potentially impacting cash tax liabilities in a future period. The U.S. federal tax credits and state net operating losses may potentially be limited as well. The Company continues to maintain a valuation allowance of $52.4 million on U.S. net deferred tax assets since it is more likely than not that the related tax benefits will not be realized.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amount related to unrecognized tax benefits is below (in thousands):

Unrecognized tax benefits at December 31, 2023	$2
Gross increase to current period tax positions	$—
Gross increase to prior period tax positions	$—
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	$(2)
Unrecognized tax benefits at December 31, 2024	$—
Gross increase to current period tax positions	$—
Gross increase to prior period tax positions	$34,446
Reductions in unrecognized tax benefits resulting from a lapse of the applicable statute of limitations	$—
Unrecognized tax benefits at December 31, 2025	$34,446
At December 31, 2025, 2024, and 2023, $34.4 million, nil, and $2 thousand, respectively, of these gross unrecognized benefits would, if recognized, decrease the Company’s effective tax rate.
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
The Company files income tax returns in various U.S. federal and state jurisdictions, in all identified foreign jurisdictions, and various others. The statute of limitations remains open from 2022 for the U.S. federal jurisdiction, for 2016 and from 2019 for the Mexico federal jurisdiction, and from 2019 for certain other foreign jurisdictions. Our 2016 federal tax return is currently under audit in Mexico. As a result of statutes of limitations that will begin to expire within the next 12 months in various jurisdictions and possible settlement of audit-related issues with taxing authorities in various jurisdictions, the Company believes that the total amount of its unrecognized income tax benefit will decrease between $25.0 million and $26.0 million in the next 12 months.
The Company classifies interest and penalties associated with uncertain tax positions as a component of income tax expense and recognized interest and penalties of $15.3 million, nil, and nil at December 31, 2025, 2024, and 2023, respectively.
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
As a result of business expansions, including the closing of the SilverCrest Transaction in the first quarter of 2025, the Company expects to fall within the scope of the Pillar Two rules as of January 1, 2025. The Company will continue to monitor developments and evaluate the potential impact on future periods. At this time, based on the Company’s current analysis of the Pillar Two provisions and because the Company primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to its Consolidated Financial Statements.

NOTE 12 – STOCK-BASED COMPENSATION
The Company has stock incentive plans for executives and eligible employees. Stock awards include restricted stock, performance shares and stock options. Stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 was $19.2 million, $12.0 million and $11.4 million, respectively. At December 31, 2025, there was $17.2 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes restricted stock activity for the years ended December 31, 2025, 2024, and 2023:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	2,784,610	$5.05
Granted	3,251,765	2.94
Vested	(1,381,246)	5.09
Canceled/Forfeited	(680,710)	3.66
Outstanding at December 31, 2023	3,974,419	$3.54
Granted	3,129,255	2.66
Vested	(1,576,652)	4.11
Canceled/Forfeited	(308,396)	2.82
Outstanding at December 31, 2024	5,218,626	$2.89
Granted	1,857,034	7.42
Vested	(2,506,676)	3.03
Canceled/Forfeited	(71,826)	4.09
Outstanding at December 31, 2025	4,497,158	$4.66
At December 31, 2025, there was $7.7 million of unrecognized compensation cost related to restricted stock awards to be recognized over a weighted-average period of 1.4 years.
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
Performance shares granted during 2025 vest at the end of a three-year service period if relative stockholder return and internal performance metrics, including a market condition, are met. The existence of a market condition requires recognition of compensation cost for the performance share awards over the requisite period regardless of whether the relative stockholder return metric is met. On the other hand, the existence of a performance condition requires recognition of compensation cost for the performance share awards based on the performance achieved ranging from 0%-200%.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes performance shares activity for the years ended December 31, 2025, 2024, and 2023:

	Performance Shares
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	2,574,537	$5.26
Granted (1)	1,816,429	3.16
Vested	(566,891)	4.00
Canceled/Forfeited (1)	(664,165)	4.32
Outstanding at December 31, 2023	3,159,910	$4.52
Granted (2)	2,076,818	2.85
Vested	(379,402)	8.30
Canceled/Forfeited (2)	(215,814)	8.55
Outstanding at December 31, 2024	4,641,512	$3.24
Granted (3)	1,191,381	9.79
Vested	(580,360)	4.38
Canceled/Forfeited (3)	(490,093)	4.26
Outstanding at December 31, 2025	4,762,440	$4.63
(1) Includes 26,200 additional shares granted and 468,393 shares cancelled in connection with the vesting of the 2020 award in 2023 due to above-target and below target performance, respectively, in accordance with the terms of the award.
(2) Includes 22,351 additional shares granted and 187,809 shares cancelled in connection with the vesting of the 2021 award in 2024 due to above-target and below target performance, respectively, in accordance with the terms of the award.
(3) Includes 77,826 additional shares granted and 490,093 shares cancelled in connection with the vesting of the 2022 award in 2025 due to above-target and below target performance, respectively, in accordance with the terms of the award.
At December 31, 2025, there was $9.4 million of unrecognized compensation cost related to performance shares to be recognized over a weighted average period of 1.9 years.
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

	2025	2024	2023
Weighted average fair value of stock options granted	$2.02	$—	$—
Volatility	66.2%	—%	—%
Expected life in years	1.5	—	—
Risk-free interest rate	4.2%	—%	—%
Dividend yield	—%	—%	—%

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes stock option activity for the years ended December 31, 2025, 2024, and 2023:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	93,988	$14.41
Canceled/forfeited	—	—
Expired	(39,658)	23.90
Outstanding at December 31, 2023	54,330	$7.49
Canceled/forfeited	(10,908)	9.31
Exercised	(14,292)	5.57
Outstanding at December 31, 2024	29,130	$7.75
Granted	3,488,137	4.03
Canceled/forfeited	(5,261)	3.48
Expired	(43,259)	5.37
Exercised/released	(3,304,104)	4.07
Outstanding at December 31, 2025	164,643	$3.52
The following table summarizes outstanding stock options as of December 31, 2025:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
$ 0.00-$10.00	164,643	$3.52	2.51	$2,356
Outstanding	164,643	$3.52	2.51	$2,356
Vested and expected to vest	81,436	$3.78	1.91	$1,144
Exercisable	148,485	$3.47	2.61	$2,132

The total intrinsic value of options exercised for the year ended December 31, 2025 was $9.3 million. Cash received from options exercised for the year ended December 31, 2025 was $13.4 million and there was no related tax benefit.

The grant date fair value for stock options vested during the years ended December 31, 2024 and 2023 was nil.

NOTE 13 – FAIR VALUE MEASUREMENTS

	Year Ended December 31,
In thousands	2025	2024	2023
Change in the value of equity securities	$—	$—	$3,384
Acquired bullion and metal inventory monetization	(342)	—	—
Fair value adjustments, net	$(342)	$—	$3,384
Coeur Rochester, Inc., a subsidiary of the Company, had a loan payable of $72.3 million related to the purchase of bullion and metal inventory from SilverCrest that was in effect settled on the date of the SilverCrest Transaction. The acquired bullion and metal inventory was sold during the first quarter of 2025 for proceeds of $72.0 million. The proceeds are included in the operating cash flows for the first quarter and the $0.3 million loss was recorded in Fair value adjustments, net on the Consolidated Statements of Comprehensive Income (loss).
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at December 31, 2025
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$1,103	$—	$1,103	$—
Liabilities:
Provisional metal sales contracts	$124	$—	$124	$—

	Fair Value at December 31, 2024
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$222	$—	$222	$—
Liabilities:
Provisional metal sales contracts	$70	$—	$70	$—
The Company’s provisional metal sales contracts include concentrate and certain doré sales contracts that are valued using pricing models with inputs derived from observable market data, including forward market prices.
No assets or liabilities were transferred between fair value levels in the year ended December 31, 2025.
The fair value of financial assets and liabilities carried at book value in the financial statements at December 31, 2025 and December 31, 2024 is presented in the following table:

	December 31, 2025
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$290,792	$289,232	$—	$289,232	$—
Deferred Cash Due 2026	$4,829	$4,852	$—	$4,852	$—
(1) Net of unamortized debt issuance costs of $2.3 million.

	December 31, 2024
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$290,058	$278,014	$—	$278,014	$—
Revolving Credit Facility(2)	$195,000	$195,000	$—	$195,000	$—
Deferred Cash Due 2025	$9,644	$9,673	$—	$9,673	$—
Deferred Cash Due 2026	$4,505	$4,533	$—	$4,533	$—
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

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS & HEDGING ACTIVITIES

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Derivatives Designated as Cash Flow Hedging Strategies
To protect the Company’s exposure to fluctuations in metal prices, particularly during times of elevated capital expenditures, in the past the Company has entered into forward contracts. The contracts were net settled monthly, and if the actual price of gold or silver at the time of expiration is lower than the fixed price or higher than the fixed price, it resulted in a realized gain or loss, respectively. The Company elected to designate these instruments as cash flow hedges of forecasted transactions at their inception. At December 31, 2025, the Company had no outstanding derivative cash flow hedge instruments.
The effective portions of cash flow hedges were recorded in Accumulated other comprehensive income (loss) (“AOCI”) until the hedged item was recognized in earnings. Deferred gains and losses associated with cash flow hedges of metal sales revenue were recognized as a component of Revenue in the same period as the related sale is recognized.
The following table sets forth the after-tax gains (losses) on derivatives designated as cash flow hedges that have been included in AOCI and the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, respectively (in thousands):

	Year Ended December 31,
	2025	2024	2023
Amount of Gain (Loss) Recognized in AOCI
Gold forwards	$—	$(10,886)	$(10,627)
Silver forwards	—	(7,621)	10,309
	$—	$(18,507)	$(318)

Amount of (Gain) Loss Reclassified from AOCI to Earnings
Gold forwards	$—	$12,867	$(3,697)
Silver forwards	—	4,309	(6,997)
	$—	$17,176	$(10,694)
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
The Company acquired existing zero cost collar hedges for 1,600 ounces of gold and 200,000 ounces of silver on February 14, 2025 as part of its acquisition of SilverCrest that settled monthly through March 2025. The Company had no outstanding gold or silver hedging contracts at December 31, 2025.
At December 31, 2025, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2025	2026 and Thereafter
Provisional gold sales contracts	$57,699	$—
Average gold price per ounce	$4,258	$—
Notional ounces	13,552	—

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following summarizes the classification of the fair value of the derivative instruments:

	December 31, 2025
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$1,103	$124

	December 31, 2024
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$222	$70
The following represent mark-to-market gains (losses) on derivative instruments in the years ended December 31, 2025, 2024, and 2023, respectively (in thousands):

		Year Ended December 31,
Financial statement line	Derivative	2025	2024	2023
Revenue	Provisional metal sales contracts	$827	$(166)	$30
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

NOTE 15 – ADDITIONAL COMPREHENSIVE INCOME (LOSS) DETAIL
Pre-development, reclamation, and other consists of the following:

	Year Ended December 31,
In thousands	2025	2024	2023
Silvertip ongoing carrying costs	$10,440	$8,513	$15,616
Loss on sale of assets	698	4,250	12,879
Asset retirement accretion	19,697	16,778	16,405
Kensington royalty settlement(1)	(95)	7,156	—
Transaction costs	26,409	8,517	—
Wage and hour litigation settlement(1)	7,059	—	—
Other	5,580	6,059	9,736
Pre-development, reclamation and other	$69,788	$51,273	$54,636
(1) See Note 18 -- Commitments and Contingencies for additional details on the Kensington royalty settlement and wage and hour litigation settlement.
Other, net consists of the following:

	Year Ended December 31,
In thousands	2025	2024	2023
Foreign exchange gain (loss)	$1,429	$4,753	$(459)
Loss on dispositions	—	—	(12,318)
Flow-through shares	764	5,563	2,057
RMC bankruptcy distribution	37	1,294	1,516
Other	4,692	1,417	1,741
Other, net	$6,922	$13,027	$(7,463)

NOTE 16 – NET INCOME (LOSS) PER SHARE
Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024 and 2023, there were 12,917, 61,467 and 1,777,273 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive.

	Year Ended December 31,
In thousands except per share amounts	2025	2024	2023
Net income (loss) available to common stockholders	$585,872	$58,900	$(103,612)

Weighted average shares:
Basic	607,201	391,709	343,059
Effect of stock-based compensation plans	7,465	5,713	—
Diluted	614,666	397,422	343,059

Income (loss) per share:
Basic	$0.96	$0.15	$(0.30)

Diluted	$0.95	$0.15	$(0.30)
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
The following table summarizes repurchases made pursuant to the 10b-18 Agreement in the year ended December 31, 2025:

Year Ended December 31,
2025
Shares repurchased	814,129
Cost of shares (in thousands)	$9,625
Average price paid per share	$11.82

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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Subsidiary Guarantors
In thousands	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Current assets	$375,741	$13,782	$291,673	$164,627
Non-current assets(1)	$1,110,145	$516,209	$1,494,435	$1,483,632
Non-guarantor intercompany assets	$3,008	$3,144	$—	$—

Current liabilities	$33,646	$31,841	$166,385	$202,329
Non-current liabilities	$311,921	$496,976	$216,889	$260,210
Non-guarantor intercompany liabilities	$1,423	$2,642	$1,608	$1,570
(1) Coeur Mining, Inc.’s non-current assets include its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2025

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$1,174,931
Gross profit (loss)	$(826)	$554,699
Net income	$585,872	$463,834

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of December 31, 2025, $29.4 million in principal is due from the Mexican government associated with amounts that were paid as VAT under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that were due, litigation and international arbitration). Despite a favorable ruling from Mexican tax courts in this matter in 2019, Mexico still has not returned the payments. While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and certain unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur initiated an arbitration proceeding against Mexico under Annex 14-C of the United States-Mexico-Canada Agreement, or USMCA, for violations of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in arbitration and the process for recovering funds even if there is a successful outcome in arbitration can be lengthy and unpredictable.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The remaining unamortized balance is included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Balance Sheet.
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Year Ended December 31,
In thousands	2025	2024	2023
Opening Balance	$6,382	$6,942	$7,411
Revenue Recognized	(660)	(560)	(469)
Closing Balance	$5,722	$6,382	$6,942
Metal Sales Prepayments
In June 2019, Coeur amended its existing sales and purchase contract with a metal sales counterparty for gold concentrate from its Kensington mine (the “Amended Sales Contract”). From time to time thereafter, the Amended Sales Contract has been further amended to allow for additional prepayments. Additionally, in June 2023, the Company entered into sales and purchase contracts with a metal sales counterparty for gold electrolytic cathodic sludge from its Wharf mine and gold and silver doré from its Rochester mine.
The metal sales prepayments represented a contract liability under ASC 606, which required the Company to recognize ratably a portion of the deposit as revenue for each gold and silver ounce delivered to the customer. The remaining contract liability was included in Accrued liabilities and other on the Consolidated Balance Sheet. In September 2024, Kensington received an additional prepayment of $25.0 million, following the fulfillment of the previous received prepayments. In December 2024, Wharf and Rochester received additional prepayments of $12.5 million and $17.5 million, respectively. All of the outstanding prepayments as of December 31, 2024 were recognized as revenue in the first quarter of 2025. At December 31, 2025, there were no remaining contract liabilities.
The following table presents a roll forward of the prepayment contract liability balance:

	Year Ended December 31,
In thousands	2025	2024	2023
Opening Balance	$42,164	$55,082	$25,016
Additions	—	170,000	130,066
Revenue Recognized	(42,164)	(182,918)	(100,000)
Closing Balance	$—	$42,164	$55,082
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
U.S. Wage and Hour Matter
On November 13, 2024, a putative collective and class action lawsuit was filed against the Company by a former employee in the United States District Court for the Northern District of Illinois, Eastern Division (the “Court”) alleging non-compliance with certain provisions of the Fair Labor Standards Act and the Alaska Wage and Hour Act (“Wage and Hour Litigation”). The Company reached an agreement in principle to resolve the Wage and Hour Litigation on August 26, 2025, and executed a definitive settlement agreement on January 12, 2026 (the “Wage and Hour Litigation Settlement”). The Company denies any wrongdoing and its planned settlement of the Wage and Hour Litigation is not an admission of any non-compliance with the Fair Labor Standards Act or the Alaska Wage and Hour Act, but rather a business decision made in recognition of the

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
costs of defense and inherent uncertainty presented in litigation matters. The Wage and Hour Litigation Settlement was approved by the Court on January 16, 2026. The Company made a settlement payment for $6.1 million in February 2026 and anticipates incurring additional expenses for the employer’s share of relevant taxes for amounts treated as wages.
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
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, and other general corporate purposes. As of December 31, 2025 and December 31, 2024, the Company had surety bonds totaling $372.4 million and $363.7 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time to time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 19 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	December 31, 2025	December 31, 2024
Accrued salaries and wages	$42,354	$31,151
Flow-through share premium received	—	853
Deferred revenue (1)	683	42,863
Income and mining taxes	116,230	36,490
Kensington royalty settlement (1)	—	3,750
Deferred Cash Due 2026(2)	4,829	—
Deferred Cash Due 2025(2)	—	9,644
Accrued operating costs	12,506	6,577
Unrealized losses on derivatives	124	70
Taxes other than income and mining	17,465	5,491
Accrued interest payable	6,060	8,122
Operating lease liabilities	11,962	11,598
Accrued liabilities and other	$212,213	$156,609
(1) See Note 18 -- Commitments and Contingencies for additional details on deferred revenue liabilities.
(2) See Note 13 -- Fair Value Measurements for additional details on Deferred Cash Due 2026.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that total the same such amounts shown in the Consolidated Statements of Cash Flows in the years ended December 31, 2025 and 2024:

In thousands	December 31, 2025	December 31, 2024
Cash and cash equivalents	$553,597	$55,087
Restricted cash equivalents(1)	2,108	1,787
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$555,705	$56,874
(1) Restricted cash equivalents are included in Prepaid expenses and other and Restricted assets on the Consolidated Balance Sheet.

	Year ended December 31,
	2025	2024	2023
Non-cash lease obligations arising from obtaining operating lease assets	$3,045	$21,230	$718
Non-cash financing and investing activities:
Finance lease obligations	$1,127	$54,330	$32,978
Capital expenditures, not yet paid	$30,689	$26,515	$44,966
Debt for equity exchange	$—	$5,867	$76,018
Other cash flow information:
Interest paid	$31,763	$49,806	$41,249
Income and mining taxes paid	$178,466	$45,100	$35,000

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
(a)Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that the Company’s disclosure controls and procedures were effective and operating at a reasonable assurance level as of December 31, 2025.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based upon its assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Item 9B.     Other Information
(c) Trading Plans
The trading arrangement for the sale of shares of the Company’s common stock previously adopted by Casey M. Nault, Executive Vice President, General Counsel and Secretary, on February 28, 2025 (the “Nault 10b5-1 Plan”) was terminated on August 22, 2025 (the “Nault 10b5-1 Plan Termination Date”) pursuant to the terms specified in the Nault 10b5-1 Plan because all 202,257 shares subject to the plan had been sold.
The trading arrangement for the sale of shares of the Company’s common stock previously adopted by Mitchell J. Krebs, Chairman, President and Chief Executive Officer, on June 6, 2025 (the “June Krebs 10b5-1 Plan”) was terminated on September 8, 2025 (the “June Krebs 10b5-1 Plan Termination Date”) pursuant to the terms specified in the June Krebs 10b5-1 Plan because all 250,000 shares subject to the plan had been sold.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this Item regarding directors is hereby incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this Report under the captions “Proposal No. 1: Election of Directors”, “Information about our Executive Officers”, “Corporate Governance Guidelines and Code of Business Conduct and Ethics” and “Audit Committee Report”.

Item 11.Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this Item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this Report under the captions “Compensation Discussion and Analysis,” “2025 Summary Compensation Table,” “2025 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2025 Year End,” “2025 Stock Vested,” “Nonqualified Deferred Compensation,” “Director Compensation” and “Compensation and Leadership Development Committee Report”.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, certain information called for by this Item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this Report under the caption “Share Ownership”.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2025 regarding the Company’s equity compensation plans.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	19,298,395
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	19,298,395
(1)Amounts include 4,762,440 performance shares that cliff vest three years after the date of grant if certain market and performance criteria are met, provided the recipient remains an employee of the Company and subject to approval of the Compensation and Leadership Development Committee of the Board of Directors.

Item 13.Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this Item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this Report under the captions “Related Person Transactions”, “Meeting Attendance”, “Committees of the Board of Directors”, and “Director Independence”.

Item 14.    Principal Accountant Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information called for by this Item is hereby incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders filed pursuant to Regulation 14A, or an amendment hereto, to be filed not later than 120 days after the end of the fiscal year covered by this Report under the captions “Audit and Non-Audit Fees” and “Audit Committee Policies and Procedures for Pre-Approval of Independent Auditor Services.” The Company’s independent registered public accounting firm is Grant Thornton, LLP, Chicago, Illinois, PCAOB ID Number: 248.

PART IV

Item 6.        Exhibits

2.1
Arrangement Agreement, dated as of October 3, 2024 by and among Coeur Mining, Inc., SilverCrest Metals Inc., 1504648 B.C.Unlimited Liability Company, Coeur Rochester, Inc. and Compañía Minera La Llamarada, S.A. de C.V. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 4, 2024 (File No. 001-08651)).

2.2
Arrangement Agreement, dated as of November 2, 2025 by and among Coeur Mining, Inc., New Gold Inc. and 1561611 B.C. LTD (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2025 (File No. 001-08651)).

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

10.35
Amended and Restated Coeur Mining, Inc. 2018 Long-Term Incentive Plan, effective as of May 13, 2025. (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2025 (File No. 001-08641)).**

10.36	Amended Form of Performance Share Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Filed herewith).
10.37	Amended Form of Restricted Stock Award Agreement under the Coeur Mining, Inc. 2018 Long-Term Incentive Plan (Filed herewith).
19	Coeur Mining, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2025 (File No. 001-08641)).
21	List of subsidiaries of the Registrant (Filed herewith).
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
96.1	Technical Report Summary for the Palmarejo Mine (Incorporated herein by reference to Exhibit 96.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022 (File. No. 001-08641)).
96.2	Technical Report Summary for the Rochester Mine (Incorporated herein by reference to Exhibit 96.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022 (File. No. 001-08641)).
96.3	Technical Report Summary for the Kensington Mine (Incorporated herein by reference to Exhibit 96.3 to the Registrant’s Current Report on Form 8-K filed on February 16, 2022 (File. No. 001-08641)).
96.4	Technical Report Summary for the Las Chispas Mine (Incorporated herein by reference to Exhibit 96.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2025 (File. No. 001-08641)).
96.5	Technical Report Summary for the Wharf Mine (Incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 18, 2026 (File. No. 001-08641)).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

* The following financial information from Coeur Mining, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders’ Equity.
** Management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COEUR MINING, INC.
(Registrant)

Date:	February 18, 2026	By:	/s/ Mitchell J. Krebs
Mitchell J. Krebs (Chairman, President, and Chief Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell J. Krebs______________________ Mitchell J. Krebs	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	February 18, 2026

/s/ Thomas S. Whelan_____________________ Thomas S. Whelan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2026

/s/ Ken Watkinson________________________ Ken Watkinson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026

/s/ Linda L. Adamany_____________________ Linda L. Adamany	Director	February 18, 2026

/s/ Pierre Beaudoin________________________ Pierre Beaudoin	Director	February 18, 2026

/s/ Paramita Das__________________________ Paramita Das	Director	February 18, 2026

/s/ Jeane L. Hull__________________________ Jeane L. Hull	Director	February 18, 2026

/s/ Eduardo Luna_________________________ Eduardo Luna	Director	February 18, 2026

/s/ Robert E. Mellor_______________________ Robert E. Mellor	Director	February 18, 2026

/s/ J. Kenneth Thompson___________________ J. Kenneth Thompson	Director	February 18, 2026