Form 10-Q
period 2026-03-31
Coeur Mining, Inc.
filed 2026-05-06
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 1,300,000,000 shares of common stock, par value of $0.01, authorized of which 1,034,510,766 shares were issued and outstanding as of May 4, 2026.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		March 31, 2026	December 31, 2025
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$843,169	$553,597
Receivables	5	88,195	69,160
Inventory	6	567,951	163,330
Ore on leach pads	6	160,433	157,461
Prepaid expenses and other		50,430	29,129
		1,710,178	972,677
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	7	12,336,584	2,744,884
Goodwill	3	625,812	625,812
Ore on leach pads	6	155,357	119,446
Restricted assets		9,139	9,114
Receivables	5	19,857	19,683
Deferred tax assets	10	144,586	140,553
Long-term stockpile	6	237,872	42,076
Other		21,942	21,437
TOTAL ASSETS		$15,261,327	$4,695,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$258,161	$148,872
Accrued liabilities and other	18	166,814	212,213
Debt	8	14,072	16,996
Reclamation	9	19,331	15,063
		458,378	393,144
NON-CURRENT LIABILITIES
Debt	8	747,304	323,537
Reclamation	9	400,720	262,448
Deferred tax liabilities	10	3,158,651	322,983
Other long-term liabilities		83,949	80,519
		4,390,624	989,487
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 1,300,000,000 shares, 1,034,497,016 issued and outstanding at March 31, 2026 and 642,092,761 at December 31, 2025		10,345	6,421
Additional paid-in capital		12,631,608	5,783,019
Accumulated deficit		(2,229,628)	(2,476,389)
		10,412,325	3,313,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$15,261,327	$4,695,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

		Three Months Ended March 31,
		2026	2025
	Notes	In thousands, except share data
Revenue	4	$856,192	$360,062
COSTS AND EXPENSES
Costs applicable to sales(1)	4	330,009	204,266
Amortization		99,825	43,093
General and administrative		21,662	13,912
Exploration		25,699	19,682
Pre-development, reclamation, and other	14	29,827	16,953
Total costs and expenses		507,022	297,906
Income from operations		349,170	62,156
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		(1,554)	—
Fair value adjustments, net	12	—	(346)
Interest expense, net of capitalized interest	8	(6,443)	(10,450)
Other, net	14	7,542	406
Total other expense, net		(455)	(10,390)
Income before income and mining taxes		348,715	51,766
Income and mining tax expense	10	(101,954)	(18,413)
NET INCOME		$246,761	$33,353
OTHER COMPREHENSIVE INCOME:
Other comprehensive loss		—	—
COMPREHENSIVE INCOME		$246,761	$33,353

NET INCOME PER SHARE	15
Basic income per share:
Basic		$0.36	$0.06

Diluted		$0.35	$0.06
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended March 31,
		2026	2025
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$246,761	$33,353
Adjustments:
Amortization		99,825	43,093
Accretion		4,839	4,732
Deferred taxes		(1,565)	(17,353)
(Gain) loss on debt extinguishment	8	1,554	—
Fair value adjustments, net	12	—	346
Stock-based compensation	11	8,627	3,298
Deferred revenue recognition	17	(160)	(42,316)
Acquired inventory purchase price allocation	3	85,362	27,039
Other		(493)	1,524
Changes in operating assets and liabilities:
Receivables		(4,733)	3,945
Prepaid expenses and other current assets		(427)	82,065
Inventory and ore on leach pads		(26,803)	(8,348)
Accounts payable and accrued liabilities		(71,951)	(63,743)
CASH PROVIDED BY OPERATING ACTIVITIES		340,836	67,635
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(74,079)	(50,002)
Acquisitions, net	3	128,259	103,396
Proceeds from the sale of assets		1,263	—
Other		(70)	(90)
CASH PROVIDED BY INVESTING ACTIVITIES		55,373	53,304
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15	401	302
Issuance of notes and bank borrowings, net of issuance costs	8	—	99,500
Payments on debt, finance leases, and associated costs	8	(10,283)	(192,234)
Performance share cash settlement	11	(41,031)	—
Stock-based compensation tax withholdings and other financing activities	11	(53,959)	(5,721)
CASH USED IN FINANCING ACTIVITIES		(104,872)	(98,153)
Effect of exchange rate changes on cash and cash equivalents		(1,042)	(292)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		290,295	22,494
Cash, cash equivalents and restricted cash at beginning of period		555,705	56,874
Cash, cash equivalents and restricted cash at end of period		$846,000	$79,368

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Notes	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at December 31, 2025		642,093	$6,421	$5,783,019	$(2,476,389)	$3,313,051
Net income		—	—	—	246,761	246,761
New Gold acquisition	3	392,682	3,927	6,934,774	—	6,938,701
Stock options exercised		45	—	160	—	160
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	11	(323)	(3)	(86,345)	—	(86,348)
Balances at March 31, 2026		1,034,497	$10,345	$12,631,608	$(2,229,628)	$10,412,325

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at December 31, 2024	399,236	$3,992	$4,181,521	$(3,062,261)	$1,123,252
Net income	—	—	—	33,353	33,353
SilverCrest acquisition	239,489	2,395	1,587,696	—	1,590,091
Kensington Royalty Settlement	595	6	3,649	—	3,655
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(259)	(3)	(1,836)	—	(1,839)
Balances at March 31, 2025	639,061	$6,390	$5,771,030	$(3,028,908)	$2,748,512

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements of Coeur Mining, Inc. and its subsidiaries (collectively, “Coeur” or the “Company”) are unaudited. In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. The results reported in these interim statements may not be indicative of the results which will be reported for the year ending December 31, 2026. The condensed consolidated December 31, 2025 balance sheet data was derived from audited consolidated financial statements. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Please see Note 2 — Summary of Significant Accounting Policies contained in the 2025 10-K.
Use of Estimates
The Company's Condensed Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of the Company’s Condensed Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to metal prices and mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production amortization calculations, environmental, reclamation and closure obligations, estimates of recoverable gold, silver and copper on stockpiles and leach pad inventories, estimates of fair value for certain reporting units and asset impairments, valuation allowances for deferred tax assets, and the fair value and accounting treatment of financial instruments, equity securities, asset acquisitions, the allocation of fair value to assets and liabilities assumed in connection with business combinations, and derivative instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.
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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered changes in estimate and are accounted for prospectively. As of March 31, 2026, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 54,993 and 9.5 million, respectively.
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
The Company may elect to perform a qualitative assessment to determine if it is more likely than not that the fair value exceeds the carrying value. If the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed to determine the fair value of the reporting unit. The fair value of a reporting unit is determined using either the income approach utilizing estimates of discounted future cash flows or the market approach utilizing recent transaction activity for comparable properties. These approaches are considered Level 3 fair value measurements. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company has not recognized an impairment related to the goodwill resulting from the acquisition of SilverCrest on February 14, 2025.
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

NOTE 3 – ACQUISITIONS
On November 2, 2025, the Company entered into a definitive agreement (the “Arrangement Agreement”) whereby, a wholly-owned subsidiary of Coeur (“Canadian Sub”) would acquire all of the issued and outstanding shares of New Gold Inc. (“New Gold”) pursuant to a court-approved plan of arrangement (the “New Gold Transaction”). Under the terms of the Arrangement Agreement, New Gold shareholders received 0.4959 Coeur common shares for each New Gold common share (the “Exchange Ratio”). The Company completed the New Gold Transaction on March 20, 2026, acquiring all of the issued and outstanding shares of New Gold in exchange for approximately 392,682,578 common shares. Based on the closing price of Coeur common shares on the NYSE on March 20, 2026 (the “Acquisition Date”), the implied total equity value was approximately $6.9 billion. The acquisition of New Gold materially increases the Company’s level of gold production while adding meaningful copper production alongside Coeur’s existing substantial silver production profile. It also significantly increases Coeur’s presence in Canada with the addition of the New Afton gold-copper mine in British Columbia and the Rainy River gold-silver mine in Ontario.
The Company retained an independent appraiser to assist with the determination of the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of New Gold has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, market and cost valuation methods.
As of March 31, 2026, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore, the purchase price allocation for New Gold is preliminary. At March 31, 2026, remaining items to finalize include the fair value of inventory, property plant and equipment and mine development, reclamation, unrecognized tax benefits, and deferred income tax assets and liabilities. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of Coeur’s measurement period, which is not to exceed one year from the acquisition date. Total transaction costs were $34.3 million with $19.9 million incurred in the three months ended March 31, 2026. These transaction costs are included in Pre-development, reclamation, and other on the Condensed Consolidated Statements of Comprehensive Income and are reflected in pro forma earnings in the table below for the three months ended March 31, 2026 and 2025.
The following table summarizes the preliminary Acquisition Date purchase price allocation for the New Gold Transaction as of March 31, 2026:

(Amounts in thousands, except shares and share price amounts)
Common shares issued (392,682,578 at $17.67)	$6,938,701
Total purchase price	$6,938,701
Assets:
Cash and cash equivalents	$128,259
Short-term receivables	13,669
Inventory	489,032
Prepaid expenses and other	17,379
Property, plant and equipment and mining properties	9,628,460
Long-term stockpile	195,591
Other	3,303
Total Assets	$10,475,693
Liabilities:
Accounts payable	94,179
Accrued liabilities and other(1)	40,314
Debt	424,822
Reclamation	141,234
Deferred tax liabilities (2)	2,833,201
Other long-term liabilities	3,242
Total liabilities	$3,536,992
Net assets acquired	$6,938,701
(1) As of March 31, 2026, 1.4 million cash-settled replacement restricted units were granted.
(2) Deferred income tax liabilities represent the future tax expense associated with the differences between the fair value allocated to assets and liabilities and a tax basis increase to the fair value of the assets acquired in Canada and the historical carryover tax basis of assets and liabilities in all other jurisdictions.
Pro Forma Financial Information
Sales and net income in the Condensed Consolidated Statement of Comprehensive Income includes New Gold revenue and net loss of $134.2 million and $17.8 million, respectively, from the acquisition date of March 20, 2026 to March 31, 2026. The following unaudited pro forma financial information presents consolidated results assuming the New Gold Transaction occurred on January 1, 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
	In thousands
Revenue	$1,191,119	$626,248
Net income (loss)	$211,723	$(183,376)
Pro forma amounts assume that transaction costs were incurred in the first quarter of 2025. The pro forma results have been calculated after applying the Company’s accounting policies and adjusting the results of New Gold to reflect the additional depreciation, depletion and amortization that would have been recognized assuming the fair value adjustments to property, plant, and equipment, and mining properties and the impact of purchase price allocation on acquired inventory which have been applied from January 1, 2025, with the consequential tax effects.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 4 – SEGMENT REPORTING
The Company’s operating segments include the Rochester, Kensington, Wharf, New Afton, Rainy River, Las Chispas and Palmarejo mines, and the Silvertip exploration project. Except for the Silvertip exploration project, all operating segments are engaged in the discovery, mining, and production of gold, silver and/or copper. The Silvertip exploration project is engaged in the discovery of silver, zinc, lead, and other metals. “Other” includes certain mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
The Company’s Chief Operating Decision Maker (“CODM”), composed of Mitchell J. Krebs, Chairman, President and Chief Executive Officer, Thomas S. Whelan, Executive Vice President and Chief Financial Officer, and Michael Routledge, Executive Vice President and Chief Operating Officer, evaluates performance and allocates resources for all of the Company’s reportable segments based on Income from operations. The CODM uses segment Income from operations to allocate resources such as corporate employees, and financial or capital resources for each segment during the annual budget and forecasting processes. The CODM considers budget-to-actual variances on a monthly basis using the segment Income from operations measure when making decisions about allocating capital and personnel to the segments. The accounting policies of the reportable segments are the same as those described in Note 2 -- Summary of Significant Accounting Policies.
Financial information relating to the Company’s segments is as follows (in thousands):
Three Months Ended March 31, 2026

Segment Profit (Loss)	Revenue	Costs applicable to sales(1)	Amortization	Exploration	General and Administrative	Pre-development, reclamation, and other	Income (loss) from operations	Other non-operating income (expense)(2)	Income (loss) before income and mining taxes
New Afton	$37,815	$36,239	$14,214	$288	$(57)	$896	$(13,765)	$953	$(12,812)
Rainy River	96,419	92,444	16,689	437	107	2,085	(15,343)	2,593	(12,750)
Las Chispas	193,631	31,458	35,319	3,498	415	213	122,728	4,357	127,085
Palmarejo	188,260	51,248	6,789	4,609	352	808	124,454	(61)	124,393
Rochester	181,404	53,783	16,043	929	387	2,225	108,037	(948)	107,089
Kensington	108,796	47,813	8,669	2,473	351	107	49,383	(116)	49,267
Wharf	49,867	17,024	893	3,160	316	669	27,805	(74)	27,731
Silvertip	—	—	956	9,235	—	3,727	(13,918)	(177)	(14,095)
Other	—	—	253	1,070	19,791	19,097	(40,211)	(6,982)	(47,193)
Total	$856,192	$330,009	$99,825	$25,699	$21,662	$29,827	$349,170	$(455)	$348,715
(1) Excludes amortization.
(2) Other non-operating expenses include Gain (loss) on debt extinguishment, Fair value adjustments, net, and Other, net. Refer to Notes 8, 12, and 14, respectively. Additionally, Other non-operating expense includes Interest expense, net of capitalized interest, which is primarily incurred at the corporate non-operating segment included in Other.

Other Segment Information	Gold Sales	Silver Sales	Copper Sales	Revenue	Segment Assets(1)	Capital Expenditures
New Afton	$18,487	$556	$18,772	$37,815	$6,142,244	$—
Rainy River	94,216	2,203	—	96,419	3,861,754	6,418
Las Chispas	72,365	121,266	—	193,631	1,650,275	12,530
Palmarejo	64,478	123,782	—	188,260	309,799	8,508
Rochester	68,240	113,164	—	181,404	1,318,073	22,832
Kensington	108,819	(23)	—	108,796	271,746	9,137
Wharf	48,617	1,250	—	49,867	150,276	13,075
Silvertip	—	—	—	—	220,056	1,579
Other	—	—	—	—	80,396	—
Total	$475,222	$362,198	$18,772	$856,192	$14,004,619	$74,079
(1) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2025

Segment Profit (Loss)	Revenue	Costs applicable to sales(1)	Amortization	Exploration	General and Administrative	Pre-development, reclamation, and other	Income (loss) from operations	Other non-operating income (expense)(2)	Income (loss) before income and mining taxes
Las Chispas	$58,019	$42,834	$8,936	$1,878	$10	$57	$4,304	$411	$4,715
Palmarejo	95,806	43,703	9,181	3,860	494	1,135	37,433	(673)	36,760
Rochester	82,626	48,536	14,907	1,467	324	2,430	14,962	(2,692)	12,270
Kensington	65,243	42,156	7,471	3,301	290	280	11,745	(262)	11,483
Wharf	58,368	27,037	1,474	2,629	262	926	26,040	(141)	25,899
Silvertip	—	—	946	6,107	—	3,078	(10,131)	97	(10,034)
Other	—	—	178	440	12,532	9,047	(22,197)	(7,130)	(29,327)
Total	$360,062	$204,266	$43,093	$19,682	$13,912	$16,953	$62,156	$(10,390)	$51,766
(1) Excludes amortization.
(2) Other non-operating expenses include Gain (loss) on debt extinguishment, Fair value adjustments, net, and Other, net. Refer to Notes 8, 12, and 14, respectively. Additionally, Other non-operating expense includes Interest expense, net of capitalized interest, which is primarily incurred at the corporate non-operating segment included in Other.

Other Segment Information	Gold Sales	Silver Sales	Revenue	Segment Assets(1)	Capital Expenditures
Las Chispas	$27,882	$30,137	$58,019	$1,717,053	$5,338
Palmarejo	43,695	52,111	95,806	312,023	5,857
Rochester	41,783	40,843	82,626	1,229,683	14,853
Kensington	65,207	36	65,243	233,190	15,473
Wharf	56,760	1,608	58,368	124,776	7,364
Silvertip	—	—	—	219,103	854
Other	—	—	—	62,948	263
Total	$235,327	$124,735	$360,062	$3,898,776	$50,002
(1) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Assets	March 31, 2026	December 31, 2025
Total assets for reportable segments	$14,004,619	$3,928,905
Cash and cash equivalents	843,169	553,597
Other assets	413,539	213,180
Total consolidated assets	$15,261,327	$4,695,682
Geographic Information

Long-Lived Assets	March 31, 2026	December 31, 2025
United States	$1,330,576	$1,315,939
Mexico	1,789,833	1,815,259
Canada	9,841,754	239,265
Other	233	233
Total	$12,962,396	$3,370,696

Revenue	Three months ended March 31,
	2026	2025
United States	$340,067	$206,237
Mexico	381,891	153,825
Canada	134,234	—
Total	$856,192	$360,062

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 5 – RECEIVABLES
    Receivables consist of the following:

In thousands	March 31, 2026	December 31, 2025
Current receivables:
Trade receivables	$22,882	$18,181
VAT receivable	33,310	37,100
Income tax receivable - federal	9,627	11,931
Income tax receivable - state	14,687	—
Deferred cash consideration (1)	834	834
Other (2)	6,855	1,114
	$88,195	$69,160
Non-current receivables:
Other tax receivable (2)	$6,662	$6,488
Contingent consideration (3)	13,195	13,195
	$19,857	$19,683
Total receivables	$108,052	$88,843
(1) Represents the fair value of the contingent consideration related to the sale of La Preciosa Deferred Consideration, which included the right to an additional payment of $1.0 million on the first anniversary of initial production from any portion of the La Preciosa project. The fair value of the contingent consideration was valued using a discounted cash flow model and is measured at fair value on a non-recurring basis.
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

NOTE 6 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	March 31, 2026	December 31, 2025
Inventory:
Concentrate	$18,432	$3,507
Stockpile ore (1)	356,918	85,450
Precious metals	53,929	15,164
Supplies	138,672	59,209
	$567,951	$163,330
Ore on Leach Pads:
Current	$160,433	$157,461
Non-current	155,357	119,446
	$315,790	$276,907

Long-term Stockpile (2)	$237,872	$42,076

Total Inventory and Ore on Leach Pads	$1,121,613	$482,313

(1) Includes $244.2 million, $79.3 million, $19.3 million, $10.0 million, $2.5 million, and $1.7 million at Rainy River, Las Chispas, New Afton, Wharf, Kensington and Palmarejo at March 31, 2026, respectively. Includes $73.6 million, $8.4 million, $2.3 million, and $1.1 million at Las Chispas, Wharf, Kensington and Palmarejo at December 31, 2025, respectively.
(2) Includes $195.8 million, and $42.1 million at Rainy River and Rochester, at March 31, 2026, respectively. Includes $42.1 million at Rochester, at December 31, 2025.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	March 31, 2026	December 31, 2025
Mine development	$1,994,612	$1,657,873
Mineral interests	9,992,763	1,683,564
Land	84,694	9,961
Facilities and equipment(1)	2,726,479	1,741,055
Construction in progress	131,840	129,662
Total	$14,930,388	$5,222,115
Accumulated depreciation, depletion and amortization(2)	(2,593,804)	(2,477,231)
Property, plant and equipment and mining properties, net	$12,336,584	$2,744,884
(1) Includes $123.8 million and $123.8 million associated with facilities and equipment assets under finance leases at March 31, 2026 and December 31, 2025, respectively.
(2) Includes $83.2 million and $75.1 million of accumulated amortization related to assets under finance leases at March 31, 2026 and December 31, 2025, respectively.

NOTE 8 – DEBT

	March 31, 2026		December 31, 2025
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$290,975	$—	$290,792
2032 Senior Notes	—	425,008	—	—
Revolving Credit Facility(2)	—	—	—	—
Finance lease obligations	14,072	31,321	16,996	32,745
	$14,072	$747,304	$16,996	$323,537
(1) Net of unamortized debt issuance costs of $2.1 million and $2.3 million at March 31, 2026 and December 31, 2025, respectively.
(2) Unamortized debt issuance costs of $3.9 million and $1.9 million at March 31, 2026 and December 31, 2025, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of senior notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). For more details, please see Note 9 -- Debt contained in the 2025 10-K.
New Gold 2032 Senior Notes
Prior to the acquisition of New Gold, New Gold issued $400.0 million of its 6.875% senior unsecured notes due 2032 (“New Gold 2032 Senior Notes”) on March 18, 2025, for net cash proceeds of $393.7 million after transaction costs. The New Gold 2032 Senior Notes are governed by an Indenture dated as of March 18, 2025 (the “New Gold Indenture”), by and among New Gold, as issuer, certain of the Company’s subsidiaries named therein, as guarantors thereto, and Computershare Trust Company, N.A., as trustee (the “New Gold Notes Trustee”). As of March 31, 2026, there were $400.0 million aggregate principal amount of New Gold Notes issued and outstanding. The New Gold 2032 Senior Notes are denominated in U.S. dollars and bear interest at the rate of 6.875% per annum. Interest is payable in arrears in equal semiannual installments on April 1 and October 1 of each year. The New Gold 2032 Senior Notes will mature on April 1, 2032.
As of March 31, 2026, the New Gold Indenture contained covenants that, among other things, limited New Gold’s ability under certain circumstances to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, create liens, sell, transfer or otherwise dispose of assets, enter into transactions with affiliates, enter into agreements restricting New Gold’s subsidiaries’ ability to pay dividends and impose conditions on New Gold’s ability to engage in mergers, consolidations and sales of all or substantially all of its assets. The New Gold Indenture also contained certain “Events of Default” (as defined in the New Gold Indenture) customary for indentures of this type. If an Event of Default had occurred and was continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the New Gold 2032 Senior Notes then outstanding could, and the Trustee at the request of the holders of not less than 25% in aggregate principal amount of the New Gold 2032 Senior Notes

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
then outstanding would, declare all unpaid principal of, premium, if any, and accrued interest on all the New Gold 2032 Senior Notes to be due and payable.
Subsequent to March 31, 2026, the New Gold Indenture was amended and supplemented by a First Supplemental Indenture dated as of April 3, 2026 (the “First Supplemental Indenture” and the New Gold Indenture, as amended and supplemented by the First Supplemental Indenture, the “Amended New Gold Indenture”), by and among New Gold, as issuer, and the New Gold Notes Trustee, to, among other things, eliminate from the New Gold Indenture (i) substantially all of the restrictive covenants described above and (ii) certain of the events which may lead to an “Event of Default” thereunder.
Exchange Offer
In conjunction with the New Gold Transaction, Coeur completed a private exchange offer (the “Exchange Offer”) for any and all of the New Gold 2032 Senior Notes for up to $400.0 million aggregate principal amount of 6.875% Senior Notes due 2032 to be issued by the Company and cash. As part of the Exchange Offer, Coeur received requisite consents from holders of the New Gold 2032 Senior Notes to amend the New Gold Indenture, including to eliminate from the New Gold Indenture (i) substantially all of the restrictive covenants, and (ii) certain of the events that may lead to an “Event of Default” as set forth in the New Gold Indenture. The Exchange Offer was made pursuant to the terms and subject to the conditions set forth in the offer memorandum and consent solicitation dated March 23, 2026. The Exchange Offer expired on April 20, 2026 and amendments to the New Gold Indenture became operative upon consummation of the Exchange Offer on the final settlement date on April 22, 2026. Under the Exchange Offer, of the $400.0 million aggregate principal amount of New Gold 2032 Senior Notes, $385.8 million aggregate principal amount of New Gold 2032 Senior Notes were exchanged for approximately $385.8 million aggregate principal amount of Coeur’s 6.875% Senior Notes due 2032 (the “2032 Senior Notes”), and $14.2 million of New Gold 2032 Senior Notes remained outstanding as obligations of New Gold and governed by the Amended New Gold Indenture. Coeur is not an obligor or guarantor if such remaining New Gold 2032 Senior Notes.
2032 Senior Notes
In connection with the settlement of the Exchange Offer, Coeur issued approximately $385.8 million aggregate principal amount of Coeur’s 2032 Senior Notes. The 2032 Senior Notes are governed by an Indenture dated as of April 22, 2026 (the “2032 Senior Notes Indenture”), among the Company, as issuer, certain of the Company’s subsidiaries named therein, as guarantors thereto (the “Guarantors”), and The Bank of New York Mellon, as trustee (the “Trustee”). The 2032 Senior Notes are denominated in U.S. dollars and bear interest at the rate of 6.875% per annum. Interest is payable in arrears in equal semiannual installments on April 1 and October 1 of each year. The 2032 Senior Notes will mature on April 1, 2032.
The 2032 Senior Notes are the Company’s unsecured senior obligations and rank equally in right of payment with all of its existing and future unsecured senior debt and rank senior in right of payment to all of its existing and future subordinated debt. The 2032 Senior Notes are effectively subordinated to any of the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. Initially, the Company’s obligations under the 2032 Senior Notes are jointly and severally guaranteed by certain of the Company’s wholly owned subsidiaries. In addition, each of the Company’s restricted subsidiaries that guarantees other indebtedness that exceeds $20.0 million aggregate principal amount, will be required to guarantee the 2032 Senior Notes in the future. The guarantees rank equally in right of payment to all of the Guarantors’ existing and future unsecured senior debt and rank senior in right of payment to all of the Guarantors’ existing and future subordinated debt. The guarantees are effectively subordinated to any of the Guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. The 2032 Senior Notes are also structurally subordinated to the liabilities of subsidiaries of the Company that have not guaranteed the 2032 Senior Notes.
Upon the occurrence of a Change of Control (as defined in the 2032 Senior Notes Indenture), unless the Company has exercised its right to redeem the 2032 Senior Notes, each holder of 2032 Senior Notes will have the right to require the Company to repurchase all or a portion of such holder’s 2032 Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.
If the Company or its restricted subsidiaries sell assets under certain circumstances specified in the 2032 Senior Notes Indenture and do not use the proceeds for certain specified purposes, the Company must offer to use certain net proceeds therefrom to repurchase the 2032 Senior Notes and other debt that ranks equal in right of payment to the 2032 Senior Notes on a pro rata basis. The purchase price of the 2032 Senior Notes will be equal to 100% of the principal amount of the 2032 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the applicable date of repurchase.
The 2032 Senior Notes Indenture contains covenants that, among other things, limit the Company’s ability under certain circumstances to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, make loans and investments, create liens, sell, transfer or otherwise dispose of assets, enter into transactions with affiliates, enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends and impose conditions on the Company’s ability to engage in mergers, consolidations and sales of all or

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
substantially all of its assets. The 2032 Senior Notes Indenture also contains certain “Events of Default” (as defined in the 2032 Senior Notes Indenture) customary for indentures of this type. If an Event of Default has occurred and is continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the 2032 Senior Notes then outstanding may, and the Trustee at the request of the holders of not less than 25% in aggregate principal amount of the 2032 Senior Notes then outstanding shall, declare all unpaid principal of, premium, if any, and accrued interest on all the 2032 Senior Notes to be due and payable.
Revolving Credit Facility
On March 20, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among Coeur, as borrower, certain subsidiaries of Coeur as guarantors, the lenders party thereto and National Bank of Canada, as administrative agent. The Credit Agreement replaced Coeur’s prior credit agreement dated as of September 29, 2017, by and among Coeur, as borrower, certain subsidiaries of Coeur, as guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent, as amended.
The Credit Agreement provides for a $1.0 billion senior secured revolving credit facility (the “RCF”) which may be increased by up to $250 million in incremental loans and commitments subject to the terms of the Credit Agreement. Proceeds from the RCF are expected to be used to finance working capital and general corporate purposes for Coeur and its subsidiaries. The RCF has a term of five years, maturing in March 2031.
Loans under the RCF bear interest at a rate equal to either a base rate plus a margin ranging from 0.45% to 1.50%, Term SOFR plus a margin ranging from 1.45% to 2.50%, or Daily Simple SOFR plus a margin ranging from 1.45% to 2.50%, in each case as selected by Coeur, with such margin determined in accordance with a pricing grid based upon Coeur’s consolidated net leverage ratio as of the end of the applicable period. Subject to no event of default, upon Coeur receiving at least two of the following debt ratings: BBB- (or better) from S&P, Baa3 (or better) from Moody’s, or BBB- (or better) from Fitch (the “Collateral Release Event”) and the one-time election of Coeur, the applicable margin will instead be determined based upon Coeur’s debt ratings from S&P, Moody’s and Fitch, and will range from 0.125% to 1.000% for Base Rate Loans and from 1.125% to 2.000% for Term SOFR Loans and Daily SOFR Loans.
The RCF is secured by a pledge of the shares of certain of Coeur’s domestic and Canadian subsidiaries. Upon the occurrence of the Collateral Release Event, and provided no event of default has occurred and is continuing, the equity pledge will be released and the RCF will be unsecured.
The Credit Agreement contains representations and warranties and affirmative and negative covenants that are usual and customary, including representations, warranties, and covenants that, among other things, restrict the ability of Coeur and its subsidiaries to incur additional debt, incur or permit liens on assets, make investments and acquisitions, consolidate or merge with any other company, engage in asset sales and make dividends and distributions. The Credit Agreement also contains representations, warranties, and covenants that, among other things, require compliance with environmental laws and maintenance of mining rights. The Credit Agreement also contains financial covenants consisting of a consolidated net leverage ratio and a net debt to capital ratio. Obligations under the RCF may be accelerated upon the occurrence of certain customary events of default.
At March 31, 2026, the Company had no outstanding draws, $27.5 million in outstanding letters of credit and $972.5 million available under the RCF. Future borrowing may be subject to certain financial covenants.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the three months ended March 31, 2026, the Company did not enter into a new lease financing arrangement. In April 2026, the Company prepaid $41.4 million of Rochester finance leases, incurring a loss of $0.8 million related to termination fees. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 8 -- Leases in the 2025 10-K.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Interest Expense

	Three Months Ended March 31,
In thousands	2026	2025
2029 Senior Notes	$3,756	$3,756
New Gold 2032 Senior Notes	732	—
Revolving Credit Facility	372	4,206
Finance lease obligations	785	1,658
Amortization of debt issuance costs	842	581
Other obligations	145	645
Capitalized interest	(189)	(396)
Total interest expense, net of capitalized interest	$6,443	$10,450

NOTE 9 – RECLAMATION
Reclamation and mine closure costs are based principally on legal and regulatory requirements. Management estimates costs associated with reclamation of mining properties and assesses its financial capacity to meet closure requirement obligations. On an ongoing basis, management evaluates its estimates and assumptions, and future expenditures could differ from current estimates. The asset retirement obligation increased in 2026 due to increased reclamation and mine closure costs associated with New Afton and Rainy River.
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended March 31,
In thousands	2026	2025
Asset retirement obligation - Beginning	$277,511	$260,492
Accretion	4,839	4,732
Additions and changes to estimates	139,159	8,644
Settlements	(1,458)	(1,356)
Asset retirement obligation - Ending	$420,051	$272,512

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three months ended March 31, 2026 and 2025 by significant jurisdiction:

	Three Months Ended March 31,
	2026		2025
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$139,173	$(30,642)	$20,325	$(5,305)
Canada	(41,567)	8,381	(9,952)	(118)
Mexico	251,360	(79,693)	41,090	(12,990)
Other jurisdictions	(251)	—	303	—
	$348,715	$(101,954)	$51,766	$(18,413)
    During the first quarter of 2026, the Company reported estimated income and mining tax expense of approximately $102.0 million, resulting in an effective tax rate of 29.2%. This compares to income tax expense of $18.4 million for an effective tax rate of 35.6% during the first quarter of 2025. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) percentage depletion; (v) excess of tax benefits from share-based compensation; (vi) foreign exchange rates; (vii) U.S. valuation allowance release; and (viii) the impact of uncertain tax positions. Fluctuations in foreign exchange rates on deferred tax balances decreased income and mining tax expense by $1.7 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The impact of

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company ultimately will be more likely than not to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. There are a number of factors that impact the Company’s ability to realize its deferred tax assets. For additional information, please see the section titled “Item 1A - Risk Factors” in the 2025 10-K.
The Company has historically provided a valuation allowance against a portion of its U.S. net deferred tax assets. In the first quarter of 2026, the Company released $1.0 million of valuation allowance against its U.S. net deferred tax assets, resulting in a non-cash deferred tax benefit. The $1.0 million valuation allowance release is related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $56.2 million of U.S. federal and state deferred tax assets as of March 31, 2026, because the Company has concluded it is not more likely than not to be realized.
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
At March 31, 2026 and December 31, 2025, the Company had $33.9 million and $34.4 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At March 31, 2026 and December 31, 2025, the amount of accrued income-tax-related interest and penalties was $16.1 million and $15.3 million, respectively.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Effective January 1, 2024, a number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal.
As a result of 2026 business expansions, including the acquisition of New Gold Inc. in the first quarter of 2026, the Company expects to fall within the scope of the Pillar Two rules from January 1, 2026. The Company will continue to monitor developments and evaluate the potential impact on future periods. At this time, based on the Company’s current analysis of the Pillar Two provisions and because the Company primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to its Consolidated Financial Statements.

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance share units, restricted stock units and awards, and stock options. Stock-based compensation expense in the three months ended March 31, 2026 was $8.5 million compared to $3.3 million in the three months ended March 31, 2025. At March 31, 2026, there was $44.4 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of two years. The Company granted 1.4 million cash-settled replacement restricted stock units that have a remaining vesting period of one year for awards assumed as part of the New Gold Transaction.
Granted restricted stock units and awards generally vest in equal installments annually over three years. Performance share units granted during 2026 vest at the end of a three-year service period if relative stockholder return and an internal performance metric are met. The existence of a market condition requires recognition of compensation cost for the performance share unit awards over the requisite period regardless of whether the relative stockholder return metric is met. On the other hand, the existence of a performance condition requires recognition of compensation cost for the performance share awards based on the performance achieved ranging from 0%-200%. Outstanding performance share units granted prior to 2025 will vest at the end of a three-year service period if internal performance metrics are met, with the number of shares vesting impacted by the inclusion of a modifier based upon a relative stockholder return metric. During the first quarter of 2026, the

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Company settled the vested performance share awards in cash for $72 million, of which 41 million represented the value of the cash settled awards received by the recipient after withholding $31 million which were remitted to satisfy employee tax withholding requirements. An additional $23 million of tax withholdings were remitted to satisfy employee tax withholding requirements related to restricted stock awards that vested.
The following table summarizes the grants awarded during the three months ended March 31, 2026:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares units	Grant date fair value of performance share units
February 20, 2026	635,144	$24.63	82,493	$36.74
February 20, 2026	—	$—	247,466	$40.86
    During the three months ended March 31, 2026, 45,143 stock options issued under the stock incentive plan were exercised at a weighted average price of $23.03.

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended March 31,
In thousands	2026	2025
Acquired bullion and metal inventory monetization	$—	$(346)
Fair value adjustments, net	$—	$(346)
Coeur Rochester, Inc., a subsidiary of the Company, had a loan payable of $72.3 million related to the purchase of bullion and metal inventory from SilverCrest that was in effect settled on February 14, 2025, the closing date of the acquisition of SilverCrest Metals Inc. (the “SilverCrest Transaction”). The acquired bullion and metal inventory was sold during the first quarter of 2025 for proceeds of $72.0 million. The proceeds are included in the operating cash flows for the first quarter of 2025 and the $0.3 million loss was recorded in Fair value adjustments, net on the Consolidated Statements of Comprehensive Income.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at March 31, 2026
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$1,751	$—	$1,751	$—
Gold and copper swap contracts	2,667	—	$2,667	—
	$4,418	$—	$4,418	$—
Liabilities:
Provisional metal sales contracts	$2,620	$—	$2,620	$—
	$2,620	$—	$2,620	$—

	Fair Value at December 31, 2025
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$1,103	$—	$1,103	$—
Liabilities:
Provisional metal sales contracts	$124	$—	$124	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The Company’s investments in equity securities are recorded at fair market value in the financial statements based primarily on quoted market prices. Such instruments are classified within Level 1 of the fair value hierarchy.
The Company’s provisional metal sales contracts include concentrate and certain doré sales contracts that are valued using pricing models with inputs derived from observable market data, including forward market prices. The fair value of the gold and copper swap contracts is calculated using the forward prices of London Metals Exchange based on the applicable settlement dates of the outstanding provisionally priced contracts and copper swap contracts.
No assets or liabilities were transferred between fair value levels in the three months ended March 31, 2026.
The fair values of financial liabilities carried at book value in the financial statements at March 31, 2026 and December 31, 2025 is presented in the following tables, respectively:

	March 31, 2026
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$290,975	$287,947	$—	$287,947	$—
New Gold 2032 Senior Notes	$425,008	$425,008	$—	$425,008	$—
Deferred Cash Due 2026	$4,914	$4,851	$—	$4,851	$—
(1) Net of unamortized debt issuance costs of $2.1 million.

	December 31, 2025
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes(1)	$290,792	$289,232	$—	$289,232	$—
Deferred Cash Due 2026	$4,829	$4,852	$—	$4,852	$—
(1) Net of unamortized debt issuance costs of $2.3 million.

The fair value of the 2029 Senior Notes and New Gold 2032 Senior Notes were estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.
In July 2024, the Company completed the purchase of mining concessions adjacent to the Palmarejo complex from Fresnillo. Total consideration included a deferred cash payment of $5 million, payable in July 2026. The fair value of the Deferred Cash Due 2026 was estimated using the pricing model with inputs derived from observable data, including yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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
Derivatives Not Designated as Hedging Instruments
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters, refiners and off-take customers which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
host contract is the receivable recorded at the forward price at the time of sale. Additionally, prior to completing the New Gold Transaction, New Gold had entered into gold and copper swap contracts to reduce exposure to gold and copper prices. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement.
At March 31, 2026, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and notional ounces	2026	2027 and Thereafter
Provisional gold sales contracts	$80,275	$—
Average gold price per ounce	$4,795	$—
Notional ounces	16,743	—

Provisional copper sales contracts	$59,992	—
Average copper price per pound	$5.58	—
Notional pounds	10,753	—

Gold swap contracts	$37,478	—
Average gold price per ounce	$4,964	—
Notional ounces	7,550	—

Copper swap contracts	$59,291	—
Average copper price per pound	$5.63	—
Notional pounds	10,527	—
The following summarizes the classification of the fair value of the derivative instruments:

	March 31, 2026
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional gold and copper sales contracts	$1,751	$2,620
Gold and copper swap contracts	$2,667	$—

	December 31, 2025
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$1,103	$124
The following represent mark-to-market gains (losses) on derivative instruments in the three months ended March 31, 2026 and 2025, respectively (in thousands):

		Three Months Ended March 31,
Financial statement line	Derivative	2026	2025
Revenue	Provisional metal sales gold contracts	$(1,410)	$207
Revenue	Provisional metal sales copper contracts	897	$—
Revenue	Gold swap contracts	944	—
Revenue	Copper swap contracts	165	—
		$596	$207
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended March 31,
In thousands	2026	2025
Silvertip ongoing carrying costs	$3,266	$2,626
Loss on sale of assets	25	186
Asset retirement accretion	4,839	4,732
Kensington royalty settlement(1)	—	(95)
Transaction costs	19,910	8,887
Wage and hour litigation settlement(1)	(517)	—
Other	2,304	617
Pre-development, reclamation and other	$29,827	$16,953
(1) See Note 17 -- Commitments and Contingencies for additional details on the Kensington royalty settlement and Wage and Hour Litigation settlement.
Other, net consists of the following:

	Three Months Ended March 31,
In thousands	2026	2025
Foreign exchange gain (loss)	$878	$(758)
Flow-through shares	—	630
Interest income	6,225	321
Other	439	213
Other, net	$7,542	$406

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
For the three months ended March 31, 2026 and 2025, there were 816,887 and 29,130 common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive.

	Three Months Ended March 31,
In thousands except per share amounts	2026	2025
Net income available to common stockholders	$246,761	$33,353

Weighted average shares:
Basic	690,558	514,501
Effect of stock-based compensation plans	8,131	6,702
Diluted	698,689	521,203

Income per share:
Basic	$0.36	$0.06

Diluted	$0.35	$0.06
On May 27, 2025, the Company announced a $75 million share repurchase program (the “Program”), effective through May 31, 2026. Under the Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase agreement (the “10b-18 Agreement”) and an issuer securities repurchase 10b5-1 plan (the “Company 10b5-1 Plan”)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
with BMO Capital Markets Corp. as the Company’s broker. On August 8, 2025, the Company and BMO Capital Markets Corp. amended the Company 10b5-1 Plan to modify certain terms of the arrangement (the “Modified Company 10b5-1 Plan”).
On March 23, 2026, the Company announced an expanded $750 million share repurchase program (the “Expanded Program”), which incorporates and supersedes the Company’s previous Program. Under the Expanded Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations.
The following table summarizes repurchases made in the three months ended March 31, 2026:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Program	(d) Approximate dollar value of shares that may yet be purchased under the Program (in millions)
January 1, 2026 - January 31, 2026	—	$—	—	$740.4
February 1, 2026 - February 28, 2026	—	$—	—	$740.4
March 1, 2026 - March 31, 2026	—	$—	—	$740.4
Total	—	$—	—
On March 23, 2026, the Company announced that the Board had approved an updated financial policy, under which Coeur anticipates paying a semi-annual dividend of $0.02 per share of Coeur common shares, beginning in the second and fourth quarter of 2026.

NOTE 16 - SUPPLEMENTAL GUARANTOR INFORMATION
The following summarized financial information is presented to satisfy disclosure requirements of Rule 13-01 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and its subsidiaries, Coeur Capital, Inc., Sterling Intermediate Holdco, Inc., and Coeur Sterling Holdings LLC (collectively, the “Subsidiary Guarantors”) of the 2029 Senior Notes. The following schedules present summarized financial information of (a) Coeur, the parent company, and (b) the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions between entities in the Obligor Group eliminated. The Obligor Group’s amounts due from, amounts due to and transactions with certain wholly-owned domestic and foreign subsidiaries of the Company have been presented in separate line items, if they are material. Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Coeur to obtain funds from the Subsidiary Guarantors by dividend or loan.
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Subsidiary Guarantors
In thousands	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Current assets	$351,164	$375,741	$372,474	$291,673
Non-current assets(1)	$1,286,005	$1,110,145	$1,542,713	$1,494,435
Non-guarantor intercompany assets	$—	$3,008	$—	$—

Current liabilities	$10,833	$33,646	$167,636	$166,385
Non-current liabilities	$331,521	$311,921	$221,509	$216,889
Non-guarantor intercompany liabilities	$4,886	$1,423	$1,620	$1,608
(1) Coeur Mining, Inc.’s non-current assets include its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2026

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$340,067
Gross profit (loss)	$(226)	$195,842
Net income	$246,761	$171,854

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following summarized financial information is presented to satisfy disclosure requirements of Rule 13-01 of Regulation S-X resulting from the guarantee by New Gold Inc. of the New Gold 2032 Senior Notes. The following schedules present summarized financial information of New Gold Inc. In conjunction with the New Gold Transaction, Coeur completed the Exchange Offer for any and all of the New Gold 2032 Senior Notes for up to $400.0 million aggregate principal amount of 6.875% Senior Notes due 2032 to be issued by the Company and cash. The Exchange Offer expired on April 20, 2026 and amendments to the New Gold Indenture became operative upon consummation of the Exchange Offer on the final settlement date on April 22, 2026. Under the Exchange Offer, of the $400.0 million aggregate principal amount of New Gold 2032 Senior Notes, $385.8 million aggregate principal amount of New Gold 2032 Senior Notes were exchanged for approximately $385.8 million aggregate principal amount of Coeur’s 2032 Senior Notes, and $14.2 million of New Gold 2032 Senior Notes remained outstanding as obligations of New Gold and governed by the Amended New Gold Indenture. Coeur is not an obligor or guarantor of such remaining New Gold 2032 Senior Notes. See Note 8 -- Debt for additional details.
SUMMARIZED BALANCE SHEET

	New Gold Inc.
In thousands	March 31, 2026	December 31, 2025
Current assets	$633,686	$515,887
Non-current assets	$9,799,405	$2,190,592
Non-guarantor intercompany assets	$—	$—

Current liabilities	$127,071	$304,000
Non-current liabilities	$3,386,687	$777,347
Non-guarantor intercompany liabilities	$—	$—

SUMMARIZED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2026

In thousands	New Gold Inc.
Revenue	$461,073
Gross profit (loss)	$183,549
Net income	$30,046

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of March 31, 2026, $29.2 million in principal is due from the Mexican government associated with amounts that were paid as value-added tax (“VAT”) under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that were due, litigation and international arbitration). While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and certain unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur initiated an arbitration proceeding against Mexico under Annex 14-C of the United States-Mexico-Canada Agreement, or USMCA, for violations of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in arbitration and the process for recovering funds even if there is a successful outcome in arbitration can be lengthy and unpredictable.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended March 31,
In thousands	2026	2025
Opening Balance	$5,722	$6,382
Revenue Recognized	(160)	(152)
Closing Balance	$5,562	$6,230
Royal Gold Stream Agreement
The Company’s subsidiary, New Gold Inc., is party to a streaming agreement (“Royal Gold Stream Agreement”) with Royal Gold A.G., a wholly-owned subsidiary of Royal Gold, Inc. (“Royal Gold”). Under the terms of the Royal Gold Stream Agreement, the Company is required to deliver to Royal Gold 6.5% of gold production from Rainy River up to a total of 230,000 ounces of gold and then 3.25% of the mine’s gold production thereafter. The Company is also required to deliver to Royal Gold 60% of the mine’s silver production to a maximum of 3.1 million ounces and then 30% of silver production thereafter. Royal Gold is required to pay 25% of the average spot gold or silver price at the time each ounce of gold or silver is delivered under the stream. As of March 31, 2026, Rainy River had delivered 131,471 and 2,088,499 ounces of gold and silver, respectively, under the terms of the Royal Gold Stream Agreement. The Royal Gold Stream Agreement is satisfied by delivering gold and silver metal purchased in the open market. The cost to purchase the gold and silver metal is included in Costs applicable to sales while the payment received from Royal Gold is recognized in Revenue under ASC 606 on the Condensed Consolidated Statements of Comprehensive Income.
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
The metal sales prepayments represented a contract liability under ASC 606, which required the Company to recognize ratably a portion of the deposit as revenue for each gold and silver ounce delivered to the customer. The remaining contract liability was included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. At March 31, 2026, there were no remaining contract liabilities.
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended March 31,
In thousands	2026	2025
Opening Balance	$—	$42,164
Additions	—	—
Revenue Recognized	—	(42,164)
Closing Balance	$—	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
U.S. Wage and Hour Matter
On November 13, 2024, a putative collective and class action lawsuit was filed against the Company by a former employee in the United States District Court for the Northern District of Illinois, Eastern Division (the “Court”) alleging non-compliance with certain provisions of the Fair Labor Standards Act and the Alaska Wage and Hour Act (“Wage and Hour Litigation”). On August 26, 2025, the Company reached an agreement in principle to resolve the Wage and Hour Litigation. The Company denies any wrongdoing and its settlement of the Wage and Hour Litigation is not an admission of any non-compliance with the Fair Labor Standards Act or the Alaska Wage and Hour Act, but rather a business decision made in recognition of the costs of defense and inherent uncertainty presented in litigation matters. The definitive settlement agreement was negotiated between the parties and was approved by the Court on January 16, 2026. Following Court approval, the Company made settlement payments in the first quarter of 2026 for approximately $6.3 million, inclusive of the employer’s share of relevant taxes for amounts treated as wages.
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
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, and other general corporate purposes. As of March 31, 2026 and December 31, 2025, the Company had surety bonds totaling $520.4 million and $372.4 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time to time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.

NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	March 31, 2026	December 31, 2025
Accrued salaries and wages	$51,162	$42,354
Deferred revenue (1)	710	683
Income and mining taxes	82,770	116,230
Deferred Cash Due 2026(2)	4,914	4,829
Accrued operating costs	5,710	12,506
Unrealized losses on derivatives	1,254	124
Taxes other than income and mining	6,452	17,465
Accrued interest payable	1,996	6,060
Operating lease liabilities	11,846	11,962
Accrued liabilities and other	$166,814	$212,213
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities.
(2) See Note 12 -- Fair Value Measurements for additional details on Deferred Cash Due 2026.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three months ended March 31, 2026 and 2025:

In thousands	March 31, 2026	March 31, 2025
Cash and cash equivalents	$843,169	$77,574
Restricted cash equivalents(1)	2,831	1,794
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$846,000	$79,368
(1) Restricted cash equivalents are included in Prepaid expenses and other and Restricted assets on the Condensed Consolidated Balance Sheet.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this Item. We provide Costs applicable to sales (“CAS”) allocation, referred to as the co-product method, based on revenue contribution for Palmarejo and Rochester and based on the primary metal, referred to as the by-product method, for Rainy River, New Afton, and Wharf. Revenue from secondary metal, such as silver at Rainy River, New Afton, and Wharf, is treated as a cost credit.
Overview
We are a U.S.-based, well-diversified, growing precious metals producer with seven wholly-owned North American operations: the New Afton gold-copper mine in British Columbia, Canada, the Rainy River gold-silver mine in Ontario, Canada, the Las Chispas silver-gold mine in Sonora, Mexico, the Palmarejo gold-silver mine in Chihuahua, Mexico, the Rochester silver-gold mine in Nevada, the Kensington gold mine in Alaska and the Wharf gold mine in South Dakota. In addition, the Company wholly-owns the Silvertip polymetallic critical minerals exploration project in British Columbia, Canada.
First Quarter Highlights
For the quarter, Coeur reported revenue of $856 million and cash provided by operating activities of $341 million. We reported GAAP net income of $247 million, or $0.35 per diluted share. On a non-GAAP adjusted basis1, the Company reported EBITDA of $475 million and net income of $254 million or $0.36 per diluted share.
•Solid production and cost performance in line with 2026 guidance – Operating strength across the portfolio led to first quarter production of 96,503 ounces of gold and 4.4 million ounces of silver, representing year-over-year increases of 11% and 18%, respectively. Full-year 2026 production remains on-track to reach 680,000 - 815,000 ounces of gold, 18.7 - 21.9 million ounces of silver, and 50 - 65 million pounds of copper
•Record financial results – First quarter free cash flow totaled $267 million despite several first-quarter specific outflows totaling over $200 million. Quarterly adjusted EBITDA1 increased 12% versus the prior quarter and nearly quadrupled year-over-year to a record $475 million, driving the last-twelve-month total to nearly $1.4 billion. Average realized prices for gold and silver increased 15% and 53%, respectively, compared to the fourth quarter
•Strong financial position and growing liquidity resulting in updated financial policy – Cash and cash equivalents of $843 million represented an increase of 52% compared to the prior quarter and a near eleven-fold increase compared to the prior-year period. On March 23, 2026, Coeur announced an expanded $750 million share repurchase program and the establishment of an inaugural dividend policy of $0.02 per share of Coeur common stock paid semiannually, with the first dividend expected to be paid during the second quarter of 2026. The Company also entered into a new $1 billion revolving credit facility during the first quarter
•New Gold transaction completed; integration efforts advancing on schedule – During the eleven days of the first quarter following completion of the New Gold transaction on March 20, 2026, New Afton and Rainy River contributed production of 14,145 ounces of gold, 22,989 ounces of silver and 1.4 million pounds of copper. Ongoing organizational integration initiatives are progressing according to plan
•New Afton’s K-Zone maiden resource adds to Coeur’s pipeline of attractive growth projects – On March 23, 2026, Coeur filed updated technical reports for New Afton and Rainy River, which included an initial resource at New Afton’s K-Zone totaling 47.6 million tonnes of measured and indicated mineral resources, containing an estimated 715,000 ounces of gold, 2.9 million ounces of silver and 606 million pounds of copper. Inferred mineral resources totaled 5.9 million tonnes containing 86,000 ounces of gold, 309,000 ounces of silver, and 77 million pounds of copper
•Updated Rainy River technical report highlights mine life expansion – New life of mine plan reflects strong production and cash flow profile including a two-year mine life extension to 2035

Selected Financial and Operating Results

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Financial Results: (in thousands, except per share amounts)
Gold sales	$475,222	$424,804	$235,327
Silver sales	$362,198	$250,043	$124,735
Copper sales	$18,772	$—	$—
Consolidated revenue	$856,192	$674,847	$360,062
Net income	$246,761	$214,969	$33,353
Net income per share, diluted	$0.35	$0.33	$0.06
Adjusted net income (loss)(1)	$253,497	$227,296	$40,486
Adjusted net income (loss) per share, diluted(1)	$0.36	$0.35	$0.08
EBITDA(1)	$454,983	$407,131	$105,309
Adjusted EBITDA(1)	$474,883	$424,484	$121,876
Free cash flow	$266,757	$313,268	$17,633
Total debt(2)	$761,376	$340,533	$498,269
Operating Results:
Gold ounces produced	96,503	112,429	86,766
Silver ounces produced	4,388,452	4,707,431	3,729,218
Copper pounds produced	1,359,922	—	—
Gold ounces sold	108,420	111,273	89,316
Silver ounces sold	4,371,556	4,604,610	3,892,153
Copper pounds sold	3,385,075	—	—
Average realized price per gold ounce	$4,383	$3,818	$2,635
Average realized price per silver ounce	$82.85	$54.30	$32.05
Average realized price per copper pound	$5.55	$—	$—
(1)See “Non-GAAP Financial Performance Measures”. Includes costs of $85 million, $3 million, and $27 million for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively, related to the purchase price allocation (“PPA”) ascribed to Inventory at New Afton, Rainy River and Las Chispas.
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended March 31, 2026 compared to Three Months Ended December 31, 2025
Revenue
We sold 108,420 gold ounces, 4.4 million silver ounces, and 3.4 million copper pounds, compared to 111,273 gold ounces, 4.6 million silver ounces and zero copper pounds. Revenue increased by $181 million, or 27%, as a result of 15% and 53% increases in average realized gold and silver prices, respectively, and sales of 3.4 million copper pounds from acquired inventory at New Afton, partially offset by a 3% and 5% decrease in gold and silver ounces sold, respectively. The decrease in gold ounces sold was the result of temporarily-reduced crushing capacity at Wharf, lower mill throughput at Kensington and Palmarejo, lower grades at Rochester and Kensington, and lower placement rates at Rochester. This was partially offset by post-acquisition sales at Rainy River and New Afton. The decrease in silver ounces sold was the result of lower mill throughput at Palmarejo, and lower placement rates at Rochester, partially offset by higher mill throughput and recoveries at Las Chispas. Gold, silver, and copper represented 56%, 42%, and 2% of first quarter 2026 sales revenue, respectively, compared to 63%, 37%, and nil of fourth quarter 2025 sales revenue, respectively.

The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2026	December 31, 2025
Gold sales	$475,222	$424,804	$50,418	12%
Silver sales	362,198	250,043	112,155	45%
Copper sales	18,772	—	18,772	100%
Metal sales	$856,192	$674,847	$181,345	27%
Costs Applicable to Sales
Costs applicable to sales increased $114 million, or 53%, primarily driven by post-acquisition sales at Rainy River and New Afton as well as the impact of the purchase price allocation (“PPA”) ascribed to Inventory of $85 million compared to $3 million in the fourth quarter of 2025, partially offset by lower gold ounces sold at Wharf. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $26 million, or 36%, as a result of post-acquisition sales at Rainy River and New Afton, and higher gold and silver ounces sold at Las Chispas, partially offset by lower gold and silver ounces sold at Palmarejo, Rochester, Kensington and Wharf.
Expenses
General and administrative expenses increased $6 million, or 42%, primarily due to higher stock-based compensation and annual incentive costs.
Exploration expense increased $7 million, or 39%, primarily due to planned increased drilling at Las Chispas, Kensington and Wharf.
Pre-development, reclamation, and other expenses increased $6 million, or 25%, as a result of higher transaction costs associated with the acquisition of New Gold.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	March 31, 2026	December 31, 2025
Silvertip ongoing carrying costs	$3,266	$2,773	$493	18%
Loss on sale of assets	25	282	(257)	(91)%
Asset retirement accretion	4,839	5,077	(238)	(5)%
Transaction costs	19,910	14,248	5,662	40%
Wage and hour litigation settlement	(517)	61	(578)	(948)%
Other	2,304	1,390	914	66%
Pre-development, reclamation and other expense	$29,827	$23,831	$5,996	25%
Other Income and Expenses
The Company incurred $2 million of debt extinguishment costs following the termination of the $400 million revolving credit facility and its replacement with a new $1.0 billion revolving credit facility.
Interest expense (net of capitalized interest) was unchanged at $6 million as interest on the $400 million of debt assumed from the New Gold Transaction was offset by lower interest paid on finance leases. The new $1.0 billion RCF had no outstanding amount drawn as of March 31, 2026.
Other, net increased to a gain of $8 million compared to $6 million as a result of higher interest income, partially offset by lower foreign exchange rate gains.

Income and Mining Taxes
Income and mining tax expense of approximately $102 million resulted in an effective tax rate of 29.2% for three months ended March 31, 2026. This compares to income tax expense of $113 million for an effective tax rate of 34.4% for three months ended December 31, 2025. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) U.S. valuation allowance release; (ii) foreign exchange rates; (iii) variations in our income before income taxes; (iv) geographic distribution of that income; (v) the impact of uncertain tax positions; (vi) mining taxes; (vii) excess of tax benefits from share-based compensation; and (viii) percentage depletion. Fluctuations in foreign exchange rates on deferred tax balances decreased income and mining tax expense by $2 million and increased income and mining tax expense by $6 million for the three months ended March 31, 2026 and December 31, 2025, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended March 31,		Three Months Ended December 31,
	2026		2025
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$139,173	$(30,642)	$193,410	$(13,144)
Canada	(41,567)	8,381	(17,042)	(5,755)
Mexico	251,360	(79,693)	152,639	(93,640)
Other jurisdictions	(251)	—	(1,499)	—
	$348,715	$(101,954)	$327,508	$(112,539)
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
The Company has historically provided a valuation allowance against a portion of its U.S. net deferred tax assets. In the first quarter of 2026, the Company released $1 million of valuation allowance against its U.S. net deferred tax assets, resulting in a non-cash deferred tax benefit. The $1 million valuation allowance release is related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $56 million of U.S. federal and state deferred tax assets as of March 31, 2026, because the Company has concluded it is not more likely than not to be realized.
The exact timing and amount of any valuation allowance release are subject to change, depending upon the Company’s future profitability and the net deferred tax assets available.
Net Income
Net income was $247 million, or $0.35 per diluted share, compared to $215 million, or $0.33 per diluted share. The increase in net income was driven by a 15% and 53% increase in average realized gold and silver prices, respectively, and post-acquisition sales at Rainy River and New Afton. This was partially offset by a 3% and 5% decrease in gold and silver ounces sold, respectively, post-acquisition costs applicable to sales at Rainy River and New Afton, higher general and administrative and exploration costs, and higher income and mining taxes. Adjusted net income was $253 million, or $0.36 per diluted share, compared to $227 million, or $0.35 per diluted share (see “Non-GAAP Financial Performance Measures”).

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Revenue
We sold 108,420 gold ounces, 4.4 million silver ounces, and 3.4 million copper pounds, compared to 89,316 gold ounces, 3.9 million silver ounces and zero copper pounds. Revenue increased by $496 million, or 138%, as a result of 21% and 12% increases in gold and silver ounces sold, respectively, sales of 3.4 million copper pounds from acquired inventory at New Afton, and a 66% and 159% increase in average realized gold and silver prices, respectively.
The increase in gold ounces sold was primarily due to full-quarter sales at Las Chispas and post-acquisition sales at Rainy River and New Afton, partially offset by lower mill throughput at Kensington and temporarily-reduced crushing capacity at Wharf. The increase in silver ounces sold resulted from full-quarter sales at Las Chispas, higher placement rates at Rochester, partially offset by lower grades at Palmarejo and Rochester. Gold, silver and copper represented 56%, 42% and 2% of sales revenue during the first quarter of 2026, respectively, compared to 65%, 35% and nil during the first quarter of 2025, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
In thousands	2026	2025
Gold sales	$475,222	$235,327	$239,895	102%
Silver sales	362,198	124,735	237,463	190%
Copper sales	18,772	—	18,772	100%
Metal sales	$856,192	$360,062	$496,130	138%
Costs Applicable to Sales
Costs applicable to sales increased $126 million, or 62%, primarily due to the post-acquisition sales at Rainy River and New Afton, full-quarter sales at Las Chispas and higher operating costs at Palmarejo, Rochester and Kensington, partially offset lower gold ounces sold Wharf. Cost applicable to sales includes the impact of the PPA ascribed to Inventory of $85 million compared to $27 million during the first quarter of 2025. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $57 million, or 132%, as a result of post-acquisition sales at Rainy River and New Afton, full-quarter sales at Las Chispas, partially offset lower gold ounces sold at Palmarejo and Wharf.
Expenses
General and administrative expenses increased $8 million, or 56%, primarily due to higher stock-based compensation, annual incentive, outside service, and audit fees.
Exploration expense increased $6 million, or 31%, driven by planned higher resource expansion drilling activity at all locations, and full-quarter exploration expense at Las Chispas.
Pre-development, reclamation, and other expenses increased $13 million, or 76%, primarily due to higher transaction costs related to the acquisition of New Gold.
The following table summarizes pre-development, reclamation, and other expenses:

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
In thousands	2026	2025
Silvertip ongoing carrying costs	$3,266	$2,626	$640	24%
(Gain) Loss on sale of assets	25	186	(161)	(87)%
Asset retirement accretion	4,839	4,732	107	2%
Kensington royalty settlement	—	(95)	95	(100)%
Transaction costs	19,910	8,887	11,023	124%
Wage and hour litigation settlement	(517)	—	(517)	(100)%
Other	2,304	617	1,687	273%
Pre-development, reclamation and other expense	$29,827	$16,953	$12,874	76%
Other Income and Expenses
The Company incurred $2 million of debt extinguishment costs following the termination of the $400 million revolving credit facility and its replacement with the new $1.0 billion revolving credit facility.
Interest expense (net of capitalized interest) decreased to $6 million from $10 million due to lower interest paid under the RCF driven by lower average debt levels and interest rate, partially offset by higher interest paid under finance lease obligations driven by new finance leases in the second half of 2025. The new $1.0 billion RCF had no outstanding amount drawn as of March 31, 2026.
Other, net increased to a gain of $8 million compared to $0.4 million as a result of higher interest income.
Income and Mining Taxes
Income and mining tax expense of approximately $102 million resulted in an effective tax rate of 29.2% for the first quarter of 2026. This compares to income tax expense of $18 million for an effective tax rate of 35.6% for the first quarter of 2025. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) percentage depletion; (v) excess of tax benefits from share-based compensation; (vi) foreign exchange rates; (vii) U.S. valuation allowance release; and (viii) the impact of uncertain tax positions. Fluctuations in foreign exchange rates on deferred tax balances decreased income and mining tax expense by $2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended March 31,
	2026		2025
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$139,173	$(30,642)	$20,325	$(5,305)
Canada	(41,567)	8,381	(9,952)	(118)
Mexico	251,360	(79,693)	41,090	(12,990)
Other jurisdictions	(251)	—	303	—
	$348,715	$(101,954)	$51,766	$(18,413)
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
The Company has historically provided a valuation allowance against a portion its U.S. net deferred tax assets. In the first quarter of 2026, the Company released $1 million of valuation allowance against its U.S. net deferred tax assets, resulting in a non-cash deferred tax benefit. The $1 million valuation allowance release is related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $56 million of U.S. federal and state deferred tax assets as of March 31, 2026, because the Company has concluded it is not more likely than not to be realized.
The exact timing and amount of any valuation allowance release are subject to change, depending upon the Company’s future profitability and the net deferred tax assets available.
Net Income
Net income was $247 million, or $0.35 per diluted share, compared to $33 million, or $0.06 per diluted share. The increase in net income was driven by a 21% and 12% increase in gold and silver ounces sold, respectively, which includes post-acquisition sales at Rainy River and New Afton and full-quarter sales at Las Chispas, a 66% and 159% increase in average realized gold and silver prices, respectively, and lower interest expense This was partially offset by post-acquisition costs applicable to sales at Rainy River and New Afton, higher general and administrative, exploration, and Transaction costs. Adjusted net income was $253 million, or $0.36 per diluted share, compared to $40 million, or $0.08 per diluted share (see “Non-GAAP Financial Performance Measures”).
2026 Guidance
The Company has reaffirmed its full-year 2026 guidance, including production, CAS, capital expenditures, depreciation, depletion and amortization (“DD&A”), exploration, general and administrative expenses (“G&A”), and income and mining tax.
Overall cost guidance reflects higher expected royalty expense driven by stronger realized metal prices, particularly at Rochester, the impact of a stronger Mexican peso, inflation of 3% to 5% across the portfolio, and higher planned maintenance costs. For our co-product mines (New Afton, Las Chispas, Palmarejo, and Rochester), costs are allocated to gold, silver, and copper based on their relative revenue contribution. Given the higher expected contribution of silver to total revenue due to the outperformance of silver’s price relative to the gold price, silver CAS per ounce is expected to be higher in 2026, consistent with the trend seen in the second half of 2025.

2026 Production Guidance

	Gold	Silver	Copper
	(oz)	(K oz)	(M lbs)
New Afton	60,000 - 80,000	130 - 180	50 - 65
Rainy River	230,000 - 275,000	350 - 450	—
Las Chispas	55,000 - 65,000	5,500 - 6,300	—
Palmarejo	95,000 - 105,000	6,250 - 7,000	—
Rochester	70,000 - 90,000	6,400 - 7,800	—
Kensington	98,000 - 110,000	—	—
Wharf	72,000 - 90,000	50 - 200	—
Total	680,000 - 815,000	18,680 - 21,930	50 - 65

2026 Adjusted Costs Applicable to Sales Guidance

	Gold	Silver	Copper
	($/oz)	($/oz)	($/lb)
New Afton (co-product)[5]	$1,000 - $1,200	—	$1.20 - $1.35
Rainy River (by-product)[6]	$2,150 - $2,350	—	—
Las Chispas (co-product)	$750 - $950	$12.50 - $14.50	—
Palmarejo (co-product)	$700 - $900	$21.50 - $23.50	—
Rochester (co-product)	$1,350 - $1,550	$23.00 - $25.00	—
Kensington	$1,750 - $1,950	—	—
Wharf (by-product)	$1,400 - $1,600	—	—

2026 Capital, DD&A, Exploration, G&A and Income and Mining Tax Guidance

($M)
Capital Expenditures, Sustaining	$291 - $337
Capital Expenditures, Development	$146 - $189
Exploration, Expensed	$118 - $132
Exploration, Capitalized	$29 - $37
General & Administrative Expenses	$90 - $100
Cash Income and Mining Taxes	$475 - $600
Amortization	$1,200 - $1,400
Effective Tax Rate (%)	30% - 36%

Note: The Company’s guidance figures assume estimated prices of $4,550/oz gold, $77.50/oz silver, and $5.00/lb copper, as well as CAD of 1.38 and MXN of 18.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

The normalized effective tax rate excludes items that are not reflective of Coeur’s underlying performance, such as the impacts of foreign currency on deferred taxes, taxes related to prior periods, and one-time, non-cash, tax valuation allowance adjustments.

Results of Operations
New Afton, Canada

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Tonnes milled	134,385	—	—
Average gold grade (grams/tonne)	0.44	—	—
Average copper grade (%)	0.48	—	—
Average recovery rate – Au	87.4%	—%	—%
Average recovery rate – Cu	94.8%	—%	—%
Gold ounces produced	1,651	—	—
Silver ounces produced	3,780	—	—
Copper pounds produced	1,359,922	—	—
Gold ounces sold	3,906	—	—
Silver ounces sold	9,132	—	—
Copper pounds sold	3,385,075	—	—
CAS per gold ounce(1)	$4,488	—	—
CAS per copper pound(1)	$5.36	—	—
(1)See Non-GAAP Financial Performance Measures. Includes the impact of $2,560 and $3.10 on costs applicable to sales per gold ounce and copper pound sold, respectively, attributable to PPA ascribed to Inventory of $20 million in the first quarter of 2026.
Three Months Ended March 31, 2026
New Afton results represent eleven days of post-acquisition activity subsequent to the acquisition of New Gold on March 20, 2026. Metal sales were $38 million, or 4% of Coeur’s metal sales. Costs applicable to sales per gold ounce and copper pound sold includes $2,560 and $3.10, respectively, of costs related to the expensing of $20 million of PPA that was ascribed to Inventory. Amortization totaled $14 million. Capital expenditures were not significant.
Rainy River, Canada

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Tonnes milled	225,632	—	—
Average gold grade (grams/tonne)	0.87	—	—
Average recovery rate – Au	90.1%	—%	—%
Gold ounces produced	12,494	—	—
Silver ounces produced	19,209	—	—
Gold ounces sold	21,407	—	—
Silver ounces sold	31,990	—	—
CAS per gold ounce(1)	$4,215	—	—
(1)See Non-GAAP Financial Performance Measures. Includes the impact of $3,026 on costs applicable to sales per gold ounce sold, attributable to PPA ascribed to Inventory of $65 million in the first quarter of 2026.
Three Months Ended March 31, 2026
Rainy River results represent eleven days of post-acquisition activity subsequent to the acquisition of New Gold on March 20, 2026. Metal sales were $96 million, or 11% of Coeur’s metal sales. Costs applicable to sales per gold ounce sold includes $3,026 of costs related to the expensing of $65 million of PPA that was ascribed to Inventory. Amortization totaled $17 million. Capital expenditures were $6 million.

Las Chispas, Mexico

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Tonnes milled	119,197	114,814	53,857
Average gold grade (grams/tonne)	4.0	4.4	4.4
Average silver grade (grams/tonne)	389	411	436
Average recovery rate – Au	99.1%	89.9%	98.6%
Average recovery rate – Ag	99.4%	90.3%	98.1%
Gold ounces produced	15,031	14,719	7,175
Silver ounces produced	1,480,666	1,371,010	714,239
Gold ounces sold	14,898	14,819	9,607
Silver ounces sold	1,460,512	1,367,427	923,723
CAS per gold ounce(1)	$781	$1,014	$2,140
CAS per silver ounce(1)	$13.57	$13.43	$24.11
(1)See Non-GAAP Financial Performance Measures. Includes the impact of $1,351 and $15.22 on costs applicable to sales per gold and silver ounce sold, respectively, attributable to PPA ascribed to Inventory of $27.0 million in the first quarter of 2025. Includes the impact of $101 and $1.33 on costs applicable to sales per gold and silver ounce sold, respectively, attributable to PPA ascribed to Inventory of $3 million in the fourth quarter of 2025.
Three Months Ended March 31, 2026 compared to Three Months Ended December 31, 2025
Gold and silver production increased 2% and 8%, respectively, as a result of a 4% increase in mill throughput and higher average gold grade and silver recoveries. Metal sales were $194 million, or 23% of Coeur’s metal sales, compared with $135 million, or 20% of Coeur’s metal sales. Revenue increased by $59 million, or 44%, of which $51 million was due to higher average realized gold and silver prices and $8 million was the result of higher volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 22% and increased 2%, respectively, due to the mix of gold and silver sales, which impacted co-product cost allocation, higher production and the absence of impact of PPA in 2026, partially offset by higher labor costs. Amortization increased by $3 million to $35 million as a result of higher gold and silver ounces sold. Capital expenditures remained comparable at $13 million.
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Las Chispas results represent post-acquisition activity subsequent to the acquisition of SilverCrest on February 14, 2025, which drove the gold and silver production increase of 109% and 107%, respectively. Metal sales were $58 million, or 23% of Coeur’s metal sales, compared with $58 million, or 16% of Coeur’s metal sales. Revenue increased by $136 million, or 234%, of which $70 million was due to higher gold and silver prices, and $66 million was attributable to higher volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 64% and 44%, respectively, due to the mix of gold and silver sales which impacted co-product cost allocation, and the absence of PPA that was ascribed to Inventory in 2026. In the prior year quarter, costs applicable to sales per gold and silver ounce sold includes $1,351 and $15.22, respectively, of costs related to the expensing of the $27 million of PPA. Amortization and capital expenditures increased to $35 million and $13 million, respectively, due to a full-quarter of results in 2026.

Palmarejo, Mexico

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Tonnes milled	441,721	470,127	399,996
Average gold grade (grams/tonne)	1.7	1.8	1.9
Average silver grade (grams/tonne)	116	117	149
Average recovery rate – Au	96.2%	93.9%	95.2%
Average recovery rate – Ag	89.6%	88.8%	87.4%
Gold ounces produced	22,918	25,662	23,032
Silver ounces produced	1,475,267	1,565,562	1,680,316
Gold ounces sold	22,935	24,378	22,713
Silver ounces sold	1,468,463	1,508,856	1,636,386
CAS per gold ounce(1)	$760	$851	$885
CAS per silver ounce(1)	$23.03	$18.22	$14.42
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2026 compared to Three Months Ended December 31, 2025
Gold and silver production decreased 11% and 6%, respectively, as a result of a 6% decrease in mill throughput and lower gold and silver grades, partially offset by higher average gold and silver recoveries. Metal sales were $188 million, or 22% of Coeur’s metal sales, compared with $143 million, or 21% of Coeur’s metal sales. Revenue increased by $46 million, or 32%, of which $53 million was due to higher average realized gold and silver prices, partially offset by $7 million as a result of lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 11% and increased 26%, respectively, due to the mix of gold and silver sales, which impacted co-product cost allocation, higher labor costs and lower production. Amortization decreased by $2 million to $7 million as a result of lower gold and silver ounces sold. Capital expenditures remained comparable at $9 million as higher underground development expenditures offset lower mining equipment purchases.
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Gold production remained comparable and silver production decreased 12%, as a result of a decrease in gold and silver grades, partially offset by an increase of 10% in mill throughput and higher average gold and silver recoveries. Metal sales were $188 million, or 22% of Coeur’s metal sales, compared with $96 million, or 27% of Coeur’s metal sales. Revenue increased by $92 million, or 97%, of which $106 million was due to higher gold and silver prices, partially offset by $14 million due to lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 14% and increased 60%, respectively, due to the mix of gold and silver sales which impacted co-product cost allocation, higher labor and consumable costs, and favorable impact of exchange rates in the first quarter of 2025. Amortization decreased by $2 million to $7 million due to lower silver ounces sold. Capital expenditures increased from $6 million to $9 million due to the higher underground development.

Rochester, United States

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Tonnes placed(1)	6,724,626	9,275,733	6,338,796
Average gold grade (grams/tonne)	0.07	0.08	0.09
Average silver grade (grams/tonne)	12.2	16.7	20.1
Gold ounces produced	14,112	17,722	13,353
Silver ounces produced	1,394,434	1,747,690	1,283,722
Gold ounces sold	14,090	18,043	14,713
Silver ounces sold	1,386,919	1,700,957	1,282,010
CAS per gold ounce(2)	$1,451	$1,479	$1,682
CAS per silver ounce(2)	$24.04	$19.97	$18.55
(1)Includes 6.5 million, 7.0 million and 5.5 million of crushed ore tonnes placed on the new leach pad in the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
(2)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2026 compared to Three Months Ended December 31, 2025
Gold and silver production decreased 20% driven by lower grades and placement rates of crushed and direct-to-pad (“DTP”) material during the quarter affected by hauling of overliner material for the pad expansion. Ore tonnes crushed during the quarter consisted of approximately 5.9 million tonnes (6.5 million tons) through the crushing circuit and 0.8 million tonnes (0.9 million tons) of DTP material. Ore tonnes placed during the quarter totaled 6.7 tonnes (7.4 million tons), a 28% (2.5 million tonnes) decrease from the prior quarter. Metal sales were $181 million, or 21% of Coeur’s metal sales, compared with $168 million, or 25% of Coeur’s metal sales in the prior year period. Revenue increased by $13 million, or 8%, of which $58 million was due to higher average realized gold and silver prices, partially offset by $45 million was due to a lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 2% and increased 20%, respectively, as a result of the decrease in ore tonnes placed, higher labor and maintenance costs, and the mix of gold and silver sales which impacted co-production cost allocation. Amortization decreased to $16 million due to the decrease in gold and silver ounces sold. Capital expenditures increased to $23 million from $15 million due to equipment purchases and higher capitalized stripping related to the construction of a new open pit.
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Gold and silver production increased 6% and 9%, respectively, driven by the increased production from the new leach pad driven by higher placement rates in prior quarters. Metal sales were $181 million, or 21% of Coeur’s metal sales, compared with $83 million, or 23% of Coeur’s metal sales in the prior year period. Revenue increased by $99 million, or 120%, of which $93 million was due to higher average realized gold and silver prices and $6 million was attributable to a higher volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 14% and increased 30%, respectively, as a result of the increase in tonnes placed on the new leach pad and higher labor, consumable and maintenance costs. Amortization increased to $16 million due to higher gold and silver ounces sold. Capital expenditures increased to $23 million from $15 million due to equipment purchases and higher capitalized stripping related to the construction of a new open pit.
Kensington, United States

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Tonnes milled	157,253	178,514	168,142
Average gold grade (grams/tonne)	4.5	5.6	4.5
Average recovery rate	91.2%	92.7%	93.3%
Gold ounces produced	20,525	29,567	22,715
Gold ounces sold	21,267	28,715	22,205
CAS per gold ounce(1)	$2,249	$1,537	$1,897
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2026 compared to Three Months Ended December 31, 2025
Gold production decreased 31% as a result of lower mill throughput and grades. Metal sales were $109 million, or 13% of Coeur’s metal sales, compared to $124 million, or 18% of Coeur’s metal sales in the prior year period. Revenue decreased by $15 million, or 12%, of which $38 million was due to lower volume of gold production, partially offset by $23 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 46% as lower freight and royalty costs were more than offset by lower production and higher maintenance costs. Amortization decreased to $9 million primarily due to a decrease in gold ounces sold. Capital expenditures decreased to $9 million due to the timing of expenditure payments.
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Gold production decreased 10% as a result of lower mill throughput. Metal sales were $109 million, or 13% of Coeur’s metal sales, compared to $65 million, or 18% of Coeur’s metal sales in the prior year period. Revenue increased by $44 million, or 67%, of which $48 million was due to higher average realized gold prices, partially offset by $4 million resulting from lower volume of gold production. Costs applicable to sales per gold ounce increased 19% due to lower production, and higher labor, maintenance and royalty costs, partially offset by lower outside service costs. Amortization increased to $9 million resulting from a higher depletable base. Capital expenditures decreased to $9 million from $15 million due to a decrease in underground development, capitalized exploration and tailings dam expansion expenditures.
Wharf, United States

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Tonnes placed	366,184	595,737	937,756
Average gold grade (grams/tonne)	1.1	0.9	0.7
Gold ounces produced	9,772	24,759	20,491
Silver ounces produced	15,096	23,169	50,941
Gold ounces sold	9,917	25,318	20,078
Silver ounces sold	14,540	27,370	50,034
CAS per gold ounce(1)	$1,591	$1,125	$1,267
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended March 31, 2026 compared to Three Months Ended December 31, 2025
Gold production decreased 61% driven by lower material placed on the pads and the timing of recoveries. Ore tonnes placed during the first quarter were impacted by a fire incident at the tertiary crusher in the fourth quarter which occurred during regularly scheduled maintenance. Reduced crushing capacity has been partially offset with temporary crushers and repairs to the conveyor belts and electrical system components in the tertiary crusher. Commissioning of the repaired crusher is complete and is expected to allow a return to normal crushing and placement rates for the balance of 2026. Production is expected to progressively increase throughout the year as permanent crushing capacity is restored. Metal sales were $50 million, or 6% of Coeur’s metal sales, compared to $106 million, or 16% of Coeur’s metal sales in the prior year period. Revenue decreased by $56 million, or 53%, of which $77 million resulted from lower gold production, partially offset by $21 million due to higher average realized gold prices. Costs applicable to sales per gold ounce increased 41% due to lower ore tonnes placed and higher outside service costs, partially offset by lower labor and royalty costs. Amortization decreased to $1 million due to the decrease in gold ounces mined. Capital expenditures increased to $13 million from $4 million as a result of the crusher rebuild.
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Gold production decreased 52% driven by lower material placed on the pads and the timing of recoveries. Ore tonnes placed during the first quarter were impacted by a fire incident at the tertiary crusher which occurred during regularly scheduled maintenance. Metal sales were $50 million, or 6% of Coeur’s metal sales, compared to $58 million, or 16% of Coeur’s metal sales in the prior year period. Revenue decreased by $9 million, or 15%, of which $53 million was due to lower gold production, partially offset by $44 million attributable to higher average realized gold prices. Costs applicable to sales per gold ounce increased 26% due to lower ore tonnes placed and higher outside service costs, partially offset by lower labor and royalty costs. Amortization decreased to $1 million as a result of lower gold ounces mined. Capital expenditures increased to $13 million from $7 million due to the crusher rebuild.

Silvertip, Canada
Three Months Ended March 31, 2026 compared to Three Months Ended December 31, 2025
Exploration expenses totaled $9 million in the first quarter of 2026 compared to $5.8 million in the fourth quarter of 2025. Ongoing carrying costs at Silvertip totaled $3 million in both periods. Capital expenditures totaled $2 million in both periods.
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Exploration expense totaled $9 million in 2026 as the Company continued to focus on expanding the mineral resources at Silvertip, which were supported by 249 meters of underground mine development. Ongoing carrying costs at Silvertip totaled $3 million in both periods. Capital expenditures totaled $2 million compared to $0.9 million in the prior year period.

Liquidity and Capital Resources
At March 31, 2026, the Company had $846 million of cash, cash equivalents and restricted cash and $1.0 billion available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $290 million in the three months ended March 31, 2026 due to $128 million cash acquired in the New Gold Transaction, a 15% and 53% increase in average realized gold and silver prices, respectively, and post-acquisition sales at Rainy River and New Afton. This was partially offset by a 3% and 5% decrease in gold and silver ounces sold, respectively, transaction cost related payments of $30 million, $123 million of income and mining tax payments at Palmarejo and Las Chispas, vesting performance share cash settlement of $72 million, and $74 million of capital expenditures.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer term. We expect to use cash provided by operating activities and the cash acquired through the acquisition of New Gold to fund near term capital requirements, including those described in this 10-Q Report for our 2026 capital expenditure guidance, and to repurchase shares pursuant to the Company’s Expanded Program. Our longer-term plans contemplate continued exploration to extend the mine lives at our operating sites, reduction of debt, and additional investment to progress exploration and study work at the Silvertip project. Our long-term target leverage ratio of Net Debt to the Last Twelve Months Adjusted EBITDA is 0.0 times Adjusted EBITDA. Our current net leverage ratio is (0.1) times Adjusted EBITDA as of March 31, 2026.
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
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 was $341 million, compared to $375 million for the three months ended December 31, 2025 and $68 million for the three months ended March 31, 2025. Adjusted EBITDA for the three months ended March 31, 2026 was $475 million, compared to $424 million for the three months ended December 31, 2025 and $122 million for the three months ended March 31, 2025 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended
In thousands	March 31, 2026	December 31, 2025	March 31, 2025
Cash flow before changes in operating assets and liabilities	$444,750	$317,566	$53,716
Changes in operating assets and liabilities:
Receivables	(4,733)	1,265	3,945
Prepaid expenses and other	(427)	(4,366)	82,065
Inventories	(26,803)	(24,314)	(8,348)
Accounts payable and accrued liabilities	(71,951)	84,436	(63,743)
Cash provided by operating activities	$340,836	$374,587	$67,635

Net cash provided by operating activities decreased $34 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025, primarily due to a 3% and 5% decrease in gold and silver ounces sold, timing of VAT collections at Palmarejo and Las Chispas, income and mining taxes paid at Palmarejo and Las Chispas, debt interest payments, and annual incentive payments. This was partially offset by a 15% and 53% increase in average realized gold and silver prices, respectively, and post-acquisition sales at Rainy River and New Afton. Revenue for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 increased by $181 million, of which $194 million was due to higher average realized gold and silver prices, partially offset by $13 million due to lower volume of gold and silver which was partially offset by the addition of copper sales at New Afton in the current year.
Net cash provided by operating activities increased $273 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a 21% and 12% increase in gold and silver ounces sold, respectively, a 66% and 159% increase in average realized gold and silver prices, respectively, post-acquisition sales at Rainy River and New Afton, partially offset by higher ore placed on leach pads at Rochester and Wharf, and increased exploration, general and administrative, and income and mining tax expense. Revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 increased by $496 million, of which $354 million was the result of higher average gold and silver prices and $142 million was due to higher volume of gold, silver and copper sales.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2026 was $55 million compared to net cash used in investing activities of $61 million in the three months ended December 31, 2025. Cash provided by investing activities increased due to the cash acquired in the New Gold Transaction of $128 million, partially offset by capital expenditures related to the crusher rebuild and post-acquisition capital expenditures at New Gold. The Company incurred capital expenditures of $74 million in the three months ended March 31, 2026 compared with $61 million in the three months ended December 31, 2025 primarily related to the crusher rebuild at Wharf, post-acquisition expenditures at Rainy River, equipment purchases at Rochester, underground development at Palmarejo and Kensington in both periods, expanded tailings impoundment at Kensington and the construction of a water treatment facility at Wharf in the fourth quarter.
Net cash provided by investing activities in the three months ended March 31, 2026 was $55 million compared to $53 million in the three months ended March 31, 2025. Cash provided by investing activities remained comparable as the higher cash acquired in the New Gold Transaction compared to the SilverCrest Transaction was offset by an increase in capital expenditures. The Company incurred capital expenditures of $74 million in the three months ended March 31, 2026 compared with $50 million in the three months ended March 31, 2025.
Cash Used in Financing Activities
Net cash used in financing activities in the three months ended March 31, 2026 was $105 million compared with $26 million in the three months ended December 31, 2025. During the three months ended March 31, 2026, the Company cash settled $41 million of vested performance shares in connection with the Company’s Long-Term Incentive Program, and made cash payments of $54 million in connection with tax withholding on vested share-based compensation. During the three months ended March 31, 2025, the Company repurchased $2 million of common stock in connection with the Company’s Program, and prepaid $26 million in finance leases at Rochester and Kensington.
Net cash used in financing activities in the three months ended March 31, 2026 was $105 million compared to net cash used in financing activities was $98 million in the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company repaid $85 million, net, under the RCF and made cash payments of $6 million in connection with tax withholding on vested share-based compensation.
In April 2026, the Company prepaid $41 million of Rochester finance leases, incurring a loss of $0.8 million related to termination fees.
On May 27, 2025, the Company announced a $75 million share repurchase program (the “Program”), effective through May 31, 2026. Under the Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase agreement (the “10b-18 Agreement”) and an issuer securities repurchase 10b5-1 plan (the “Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker. On August 8, 2025, the Company and BMO Capital Markets Corp. amended the Company 10b5-1 Plan to modify certain terms of the arrangement (the “First Modified Company 10b5-1 Plan”). On November 12, 2025, the Company and BMO Capital Markets Corp. further amended the First Modified Company 10b5-1 Plan (the “Second Modified Company 10b5-1 Plan”). Pursuant to its terms, the Second Modified Company 10b5-1 Plan terminated on December 12, 2025.
On March 23, 2026, the Company announced an expanded $750 million share repurchase program (the “Expanded

Program”), which incorporates and supersedes the Company’s previous Program. Under the Expanded Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations.
The following table summarizes repurchases made in the three months ended March 31, 2026:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Program	(d) Approximate dollar value of shares that may yet be purchased under the Program (in millions)
January 1, 2026 - January 31, 2026	—	$—	—	$740.4
February 1, 2026 - February 28, 2026	—	$—	—	$740.4
March 1, 2026 - March 31, 2026	—	$—	—	$740.4
Total	—	$—	—
On March 23, 2026, the Company announced that the Board had approved an updated financial policy, under which Coeur anticipates paying a semi-annual dividend of $0.02 per share of Coeur common shares, beginning in the second and fourth quarter of 2026.

Critical Accounting Policies and Accounting Developments
See Note 2 -- Summary of Significant Accounting Policies contained in the 2025 10-K and Note 2 -- Summary of Significant Accounting Policies contained in this Report for the Company’s critical accounting policies and estimates.
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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered a change in estimate and are accounted for prospectively. As of March 31, 2026, the Company’s combined estimated recoverable ounces of gold and silver on the leach pads were 54,993 and 9.5 million, respectively.
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
Other Liquidity Matters
We believe that our liquidity and capital resources in the U.S. are adequate to fund our U.S. and Canada operations and corporate activities. The Company has asserted a partial indefinite reinvestment of earnings from its Mexican operations as determined by management’s judgment about, and intentions concerning, the future operations of the Company. The Company does not believe that the amounts reinvested will have a material impact on liquidity.
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

	Three Months Ended
In thousands except per share amounts	March 31, 2026	December 31, 2025	March 31, 2025
Net income	$246,761	$214,969	$33,353
Fair value adjustments, net	—	—	346
Foreign exchange loss (gain)	(2,600)	1,563	574
Loss on sale of assets	25	282	186
(Gain) loss on debt extinguishment	1,554	107	—
Transaction costs	19,910	14,248	8,887
Kensington royalty settlement	—	1	(95)
Wage and Hour Litigation settlement	(517)	61	—
Mexico arbitration matter	95	57	410
Flow-through share premium	—	—	(585)
Interest income	(6,225)	—	—
Valuation allowance and tax effect of adjustments(1)	(5,506)	(3,992)	(2,590)
Adjusted net income	$253,497	$227,296	$40,486

Adjusted net income per share, Basic	$0.37	$0.36	$0.08
Adjusted net income per share, Diluted	$0.36	$0.35	$0.08
(1) For the three months ended March 31, 2026, tax effect of adjustments of $6 million (37.1%) are primarily related to the Transaction costs at Corporate. For the three months ended December 31, 2025, tax effect of adjustments of $4 million (27.1%) is primarily related to Transaction costs at Corporate and nonrecurring expenses at Palmarejo. For the three months ended March 31, 2025, tax effect of adjustments of $3 million (29.4%) are primarily related to the Transaction costs at Corporate.

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is the basis of a measure used in the indenture governing the 2029 Senior Notes, 2032 Senior Notes, and the RCF to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income in the following table:

	Three Months Ended
In thousands	March 31, 2026	December 31, 2025	March 31, 2025
Net income	$246,761	$214,969	$33,353
Interest expense, net of capitalized interest	6,443	5,968	10,450
Income tax provision	101,954	112,539	18,413
Amortization	99,825	73,655	43,093
EBITDA	454,983	407,131	105,309
Fair value adjustments, net	—	—	346
Foreign exchange (gain) loss	(878)	(4,021)	758
Asset retirement obligation accretion	4,839	5,077	4,732
Inventory adjustments and write-downs	1,097	1,541	1,928
Loss on sale of assets	25	282	186
(Gain) loss on debt extinguishment	1,554	107	—
Kensington royalty settlement	—	1	(95)
Wage and Hour Litigation settlement	(517)	61	—
Mexico arbitration matter	95	57	410
Flow-through share premium	—	—	(585)
Interest income	(6,225)	—	—
Transaction costs	19,910	14,248	8,887
Adjusted EBITDA	$474,883	$424,484	$121,876

Free Cash Flow
Management uses Free Cash Flow as a non-GAAP measure to analyze cash flows generated from operations. Free Cash Flow is Cash Provided By Operating Activities less Capital expenditures as presented on the Consolidated Statements of Cash Flows. The Company believes Free Cash Flow is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Free Cash Flow and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Free Cash Flow is not necessarily comparable to such other similarly titled captions of other companies.
The following table sets forth a reconciliation of Free Cash Flow, a non-GAAP financial measure, to Cash Provided By Operating Activities, which the Company believes to be the GAAP financial measure most directly comparable to Free Cash Flow.

Consolidated	Three Months Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Cash provided by operating activities	$340,836	$374,587	$67,635
Capital expenditures	74,079	61,319	50,002
Free cash flow	$266,757	$313,268	$17,633
Operating Cash Flow Before Changes in Working Capital
Management uses Operating Cash Flow Before Changes in Working Capital as a non-GAAP measure to analyze cash flows generated from operations. Operating Cash Flow Before Changes in Working Capital is Cash Provided By Operating Activities excluding the change in Receivables, Prepaid expenses and other, Inventories and Accounts payable and accrued liabilities as presented on the Consolidated Statements of Cash Flows. The Company believes Operating Cash Flow Before Changes in Working Capital is also useful as one of the bases for comparing the Company’s performance with its competitors. Although Operating Cash Flow Before Changes in Working Capital and similar measures are frequently used as measures of cash flows generated from operations by other companies, the Company’s calculation of Operating Cash Flow Before Changes in Working Capital is not necessarily comparable to such other similarly titled captions of other companies.
The following table sets forth a reconciliation of Operating Cash Flow Before Changes in Working Capital, a non-GAAP financial measure, to Cash Provided By Operating Activities, which the Company believes to be the GAAP financial measure most directly comparable to Operating Cash Flow Before Changes in Working Capital.

	Three Months Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Cash provided by operating activities	$340,836	$374,587	$67,635
Changes in operating assets and liabilities:
Receivables	4,733	(1,265)	(3,945)
Prepaid expenses and other	427	4,366	(82,065)
Inventories	26,803	24,314	8,348
Accounts payable and accrued liabilities	71,951	(84,436)	63,743
Operating cash flow before changes in working capital	$444,750	$317,566	$53,716

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

	Three Months Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Total debt	$761,376	$340,533	$498,269
Cash and cash equivalents	(843,169)	(553,597)	(77,574)
Net (cash) debt	$(81,793)	$(213,064)	$420,695

Net (cash) debt	$(81,793)	$(213,064)	$420,695
Last Twelve Months Adjusted EBITDA	$1,378,779	$1,025,769	$443,729
Net Leverage ratio	(0.1)	(0.2)	0.9

Costs Applicable to Sales
Management uses CAS to evaluate the Company’s current operating performance and life of mine performance from discovery through reclamation. We believe these measures assist analysts, investors and other stakeholders in understanding the costs associated with producing gold, silver and copper, as well as assessing our operating performance and ability to generate free cash flow from operations and sustaining production. These measures may not be indicative of operating profit or cash flow from operations as determined under GAAP. Management believes that allocating CAS to gold, silver and copper based on gold, silver and copper metal sales relative to total metal sales best allows management, analysts, investors and other stakeholders to evaluate the operating performance of the Company. Other companies may calculate CAS differently as a result of reflecting the benefit from selling non-silver metals as a by-product credit, converting to silver equivalent ounces, and differences in underlying accounting principles and accounting frameworks such as in IFRS Accounting Standards.
Three Months Ended March 31, 2026

In thousands (except metal sales and per ounce amounts)	New Afton (1)	Rainy River (2)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$50,453	$109,133	$66,777	$58,037	$69,826	$56,482	$17,917	$956	$429,581
Amortization	(14,214)	(16,689)	(35,319)	(6,789)	(16,043)	(8,669)	(893)	(956)	(99,572)
Costs applicable to sales	$36,239	$92,444	$31,458	$51,248	$53,783	$47,813	$17,024	$—	$330,009

Metal Sales
Gold ounces	3,906	21,407	14,898	22,935	14,090	21,267	9,917	—	108,420
Silver ounces	9,132	31,990	1,460,512	1,468,463	1,386,919	—	14,540	—	4,371,556
Copper pounds	3,385,075	—	—	—	—	—	—	—	3,385,075

Costs applicable to sales
Gold ($/oz)	$4,488	$4,215	$781	$760	$1,451	$2,249	$1,591
Silver ($/oz)			$13.57	$23.03	$24.04
Copper ($/lb)	$5.36
(1) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $21 million.
(2) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $65 million.
Three Months Ended December 31, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$65,377	$56,553	$79,791	$55,272	$31,745	$1,040	$289,778
Amortization	(31,995)	(8,312)	(19,127)	(11,167)	(1,774)	(1,040)	(73,415)
Costs applicable to sales	$33,382	$48,241	$60,664	$44,105	$29,971	$—	$216,363

Metal Sales
Gold ounces	14,819	24,378	18,043	28,715	25,318	—	111,273
Silver ounces	1,367,427	1,508,856	1,700,957	—	27,370	—	4,604,610

Costs applicable to sales
Gold ($/oz)	$1,014	$851	$1,479	$1,537	$1,125
Silver ($/oz)	$13.43	$18.22	$19.97

(1) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $3 million.
Three Months Ended March 31, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$51,770	$52,884	$63,443	$49,627	$28,511	$946	$247,181
Amortization	(8,936)	(9,181)	(14,907)	(7,471)	(1,474)	(946)	(42,915)
Costs applicable to sales	$42,834	$43,703	$48,536	$42,156	$27,037	$—	$204,266

Metal Sales
Gold ounces	9,607	22,713	14,713	22,205	20,078	—	89,316
Silver ounces	923,723	1,636,386	1,282,010	—	50,034	—	3,892,153

Costs applicable to sales
Gold ($/oz)	$2,140	$885	$1,682	$1,897	$1,267
Silver ($/oz)	$24.11	$14.42	$18.55
(1) Includes the impact of the preliminary purchase price allocation ascribed to Inventory of $27 million.

Reconciliation of Costs Applicable to Sales for 2026 Guidance

In thousands (except metal sales and per ounce amounts)	New Afton	Rainy River	Las Chispas	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$723,147	$930,884	$397,764	$161,390	$365,418	$233,583	$142,683
Amortization	(557,321)	(309,164)	(174,548)	(36,491)	(88,753)	(41,722)	(8,965)
Costs applicable to sales	$165,826	$621,720	$223,216	$124,899	$276,665	$191,861	$133,718
By-product credit	(14,325)	(26,950)	—	—	—	—	(6,132)
Adjusted costs applicable to sales	$151,501	$594,770	$223,216	$124,899	$276,665	$191,861	$127,586

Metal Sales
Gold ounces	70,071	267,315	59,521	100,000	81,143	105,137	86,868
Silver ounces	187,153	664,427	5,934,277	6,796,223	7,136,315		79,401
Copper pounds	57,921,066

Revenue Split
Gold	53%	100%	34%	37%	40%	100%	100%
Silver			66%	63%	60%
Copper	47%

Adjusted costs applicable to sales
Gold ($/oz)	$1,000-$1,200	$2,150 - $2,350	$750 - $950	$700 - $900	$1,350 - $1,550	$1,750 - $1,950	$1,400 - $1,600
Silver ($/oz)			$12.50 - $14.50	$21.50 - $23.50	$23.00 - $23.50
Copper ($lb)	$1.20 - $1.35

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver and copper mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, inflation, hedging strategies, tax rates and treatment, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, the Franco-Nevada Gold Stream Agreement at Palmarejo, liquidity management, financing plans, risk management strategies, capital allocation, and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2025 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver, copper, lead and zinc and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of a future pandemic, equipment and materials availability, inflationary pressures, changes in applicable tax laws or regulatory interpretations and impacts from tariffs or other trade barriers (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) breaches or lapses in the security of technology systems on which the Company relies, which could compromise the data stored within them, as well as failure to comply with ever-evolving global privacy and security regulatory obligations, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Gold, Silver and Copper Prices
Gold, silver and copper prices may fluctuate widely due to numerous factors, such as U.S. dollar strength or weakness, global political and economic conditions, demand, investor sentiment, inflation or deflation, and global mine production. The Company’s profitability and cash flow may be significantly impacted by changes in the market price of gold, silver and copper.
Decreases in the market price of gold, silver and copper can also significantly affect the value of our metal inventory, stockpiles and leach pads, and it may be necessary to record a write-down to the net realizable value, as well as significantly impact our carrying value of long-lived assets.
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at March 31, 2026 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $4,873 and $3,992 per ounce, respectively, and a short-term and long-term silver price of $84.33 and $54.91 per ounce, and a short-term copper price of $5.83 per pound.
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
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold, silver and copper price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At March 31, 2026, the Company had outstanding provisionally priced sales of 16,743 ounces of gold at an average price of $4,795 and of 11 million pounds of copper at an average price of $5.58. Changes in gold and copper prices resulted in provisional pricing mark-to-market loss of $1 million and gain of $1 million for gold and copper, respectively, during the three months ended March 31, 2026. A 10% change in realized gold and copper prices would cause revenue to vary by $8 million and $6 million for gold and copper, respectively.
Gold and Copper swap
Prior to completing the New Gold Transaction, New Gold had entered into gold and copper swap contracts to reduce exposure to gold and copper prices. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. At March 31, 2026, the Company had outstanding gold and copper swap contracts of 7,550 ounces of gold at an average price of $4,964 and of 11 million pounds of copper at an average price of $5.63. Changes in gold and copper prices resulted in swap contract gain of $1 million and $0.2 million for gold and copper, respectively, during 11 days ended March 31, 2026.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at March 31, 2026.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at March 31, 2026.
Investment Risk
Equity Price Risk
The Company’s equity securities were not significant at March 31, 2026.

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

(b)Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A – Risk factors of the 2025 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial conditions or operating results. Those risk factors have been supplemented and updated in this Form 10-Q. Except as supplemented and updated below, the risk factors set forth in the most recent Form 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.
RISKS RELATED TO OUR INDUSTRY
Our results of operations, cash flows and operating costs are highly dependent upon the market prices of gold, silver, and copper and of key input commodities used in our business, which are volatile and beyond our control.
Gold, silver, and copper are actively traded commodities, and their prices are volatile. The high and low prices for each commodity during the 12 months ended December 31, 2025 are set forth in the following table:

Metal	High Price for 2025	Date	Low Price for 2025	Date
Gold (per ounce)	$4,449	December 23, 2025	$2,633	January 6, 2025
Silver (per ounce)	$74.84	December 30, 2025	$29.41	January 2, 2025
Copper (per pound)	$5.68	December 30, 2025	$3.87	April 9, 2025
Gold, silver, and copper prices are affected by many factors beyond the Company’s control, including U.S. dollar strength or weakness, speculation, global currency values, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals, have become significant holders of gold, silver, and copper. Precious metals prices are also affected by prevailing interest rates and returns on other asset classes, expectations of the future rate of inflation and governmental monetary decisions regarding central bank holdings.
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
The mineral reserve and mineral resource figures presented in our public filings are estimates made by our technical personnel and independent mining consultants with whom we contract. Mineral reserve and mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and the market prices of gold, silver, copper, zinc, and lead. While the Company believes that its mineral reserve and mineral resource estimates are developed using well-established practices and with appropriate controls, mineral reserve and mineral resource estimation is an imprecise and subjective process. The accuracy of these estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold, silver, copper, zinc, and lead market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold, silver, copper, zinc, or lead may render mineral reserves and mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral reserve and mineral resource estimates, discontinue development or mining at one or more of our properties or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects that are different from those predicted, we may adjust our mineral reserve and mineral resource estimates and alter our mining plans. No assurances can be given that all mineral reserves will be mined, as mineralized material that may qualify as reserves under applicable standards by virtue of being economic to mine may not generate attractive enough returns to be included in our mine plans, due to factors such as the impact of the gold streams at Palmarejo and Rainy River. As a result, we may elect not to mine portions of the mineralized material reported as reserves. In addition, no assurances can be given that any mineral resource estimate will ultimately be reclassified as proven or probable mineral reserves or that inferred resources will be upgraded to measured or indicated resources. Updates to our mining plans or new or updated technical or geological information may also impact anticipated metal recovery rates. Any of these adjustments may adversely affect actual operating performance, production, financial condition, results of operations and cash flows.
RISKS RELATED TO OUR OPERATIONS
Our future growth will depend upon our ability to expand existing mines and develop and start-up new mines, either through exploration at existing properties or by acquisition of other mining companies or properties.
Because mines have limited lives based on proven and probable mineral reserves, our ability to achieve significant additional growth in revenues and cash flows will depend upon our success in further developing and expanding existing properties and the opportunistic acquisition or development and start-up of exploration projects or new mining properties, such as the acquisition of mining concessions from a subsidiary of Fresnillo plc that are located adjacent to the existing Palmarejo site, the acquisition of SilverCrest Metals Inc. (“SilverCrest”) in February 2025, which operates the Las Chispas mine in Sonora, Mexico (the “SilverCrest Transaction”) and the integration of two Canadian mines, New Afton and Rainy River, as part of Coeur’s recent acquisition of New Gold Inc..
While initial development of our operating mines has been substantially completed, development work continues to expand these mines while leveraging existing infrastructure. For example, with the completion of the New Gold Transaction, work continues to progress New Afton’s K-Zone, where a maiden resource was recently declared. Likewise, work at Rainy River continues to ramp up underground mining activities and supplement existing open pit operations. Palmarejo completed open pit mining several years ago and evolved to be an underground-only operation, developing new underground mining operations. At Rochester, we completed the POA 11 expansion in 2024, which is a significant additional expansion that includes a three-stage crushing facility, a new leach pad, and a new Merrill-Crowe processing facility and related infrastructure to support the extension of Rochester’s mine life. At Kensington, we amended our operating permit in 2022 to allow for an additional 10 years of mine life by providing for expanded tailings and waste rock storage, increased mill throughput, enhanced infrastructure and other benefits (“POA 1”). We recently completed a multi-year exploration and underground mine development program to extend Kensington’s mine life. Our ability to timely complete these and future mine expansion and mine life extension projects is dependent on numerous factors, many of which are outside of our control, including, among others, availability of funding on acceptable terms, timing of receipt of permits and approvals from regulatory authorities, obtaining materials and equipment, as well as construction, engineering and other services, at favorable prices and terms, and disputes with third-party providers of materials, equipment or services. Construction services performed by contractors create a risk of delays or additional costs resulting from, among other factors: inability to negotiate contracts with favorable pricing and terms; delays in performance of the services; failure of a contractor to comply with applicable laws and regulations; termination of a contract by a contractor before completion of the services; failure by a contractor to obtain necessary equipment or materials; mismanagement by a contractor of its workforce; and insolvency or other financial difficulty encountered by a contractor which results in a delay in services or termination of a contract with the contractor. Expected benefits from the Rochester expansion are based on estimates of a variety of key factors, including mineral reserves and resources, grade, recovery rates, the ability of processing infrastructure such as the refinery to meet higher throughput rates, and operating costs among others. However, achieving results in line with those estimates is subject to risks and uncertainties such as variability in grade, recovery rates and cost inputs and any inability of infrastructure to accommodate higher throughput. We cannot provide assurance that we will be able to successfully expand or extend the lives of existing mining operations, and a completed project may not yield the anticipated operational or financial benefits, such as expected availability, throughput, metal recovery rates, concentrate quality, unit costs, operating margin and/or cash flows, any of which may have a material negative impact on returns on invested capital, operating costs or cash flows.
Further, we cannot guarantee that we will be able to successfully develop and start-up new mining properties, restart mining and processing activities at the Silvertip exploration property, integrate the operations of the New Afton and Rainy River mines, or acquire additional mining properties on favorable economic terms or at all. Moreover, as a result of the Mineral Claim Consultation Framework in British Columbia, staking and registering additional mineral claims in British Columbia may become more difficult and there is the risk that claims may not be granted or may be subject to additional requirements, which could adversely affect the Company’s ability to acquire and maintain mineral tenure, advance exploration programs and plan or finance development activities in British Columbia.
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
We regularly explore opportunities to selectively acquire other businesses or assets or to divest ourselves of all or part of certain assets in support of our growth plans and strategic objectives. There can be no assurance that the anticipated benefits of past acquisitions, including the SilverCrest Transaction and the recently completed New Gold Transaction, or any future acquisition, will be realized on the originally anticipated timeline or at all. The success and the ability to realize the anticipated benefits of any acquisition will depend upon our ability to effectively manage the integration, performance and operations of entities or properties we acquire. The process of managing acquired businesses or assets may involve unforeseen challenges and may require a disproportionate amount of our resources, which may divert focus and resources from other strategic opportunities and/or from operational matters during this process. As an example, the ramp up of the Silvertip exploration property, acquired in late 2017, was slower and less profitable than originally anticipated, due primarily to more significant mill availability and maintenance challenges than were anticipated at the time Silvertip was acquired, as well as deteriorating zinc and lead market conditions.
As a result of the SilverCrest Transaction, Coeur’s business expanded to include the Las Chispas mine in Sonora, Mexico. The commercial viability of the Las Chispas operation is dependent on various elements, including mining and processing costs, deposit characteristics such as size, grade, and infrastructure accessibility, as well as the cyclical nature of metal prices and governmental regulations. Factors such as weather events, permit issues, infrastructure failures, and community-related concerns also pose threats to Las Chispas. While the precise impact of these factors is uncertain, their convergence may render the Las Chispas mine economically unfeasible, potentially leading to closure.
Further, with the completion of the New Gold Transaction, Coeur’s presence in Canada has grown with the two Canadian operations of the New Afton gold-copper mine and Rainy River gold mine. Integration of New Gold and these operations is a complex process that includes strategic decisions on, among other factors, business strategy, staffing and system integration. The combined company’s performance may be adversely impacted if post-closing integration efforts are not able to be achieved in a timely manner or if the efficiencies and benefits contemplated are not able to be realized. Additionally, management focus on integration matters could result in less attention on the Company’s existing operations that could impact the performance of the Company’s existing business. Further, the commercial viability of each operation depends on several factors, including but not limited to, metal prices, operating costs, the accuracy of mineral reserve and mineral resource estimates, the ability to achieve and maintain production rates and governmental regulations.
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
•issuance of equity securities as acquisition consideration (which occurred in the SilverCrest Transaction and the New Gold Transaction), resulting in ownership dilution of our existing stockholders;
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
We sell gold doré, gold concentrate, silver doré, silver concentrate and copper concentrate, in U.S. dollars, but we conduct certain operations outside the United States in local currency. Currency exchange movements could also adversely affect our results of operations.
Our mining assets are subject to geotechnical and hydrological risks, and a related incident could materially and adversely impact our production, profitability and financial condition, as well as the value of our common stock.
Our mining assets are subject to geotechnical and hydrological risks which could impact the structural integrity of our mines, stockpiles, leach pads and tailings storage facilities. No assurances can be given that unanticipated adverse geotechnical and hydrological conditions, such as landslides, pit wall failures, underground cave-ins, fracturing, convergence, subsidence or tailings dam instability will not occur in the future or that such events will be detected in advance. Geotechnical and hydrological instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as severe weather and considerable rainfall, which may lead to periodic floods, mudslides, wall instability and seismic activity, which may result in slippage of material. The occurrence of significant leach pad failures at third-party sites in recent years may result in the introduction of additional laws and regulations, which could result in additional operational and compliance costs for our sites. Some of these risks may be heightened further by the remote location of our operations.
Waste rock in the form of tailings generated as a by-product of processed ore is produced at the Kensington, New Afton, Palmarejo and Rainy River mines. We place tailings into engineered containments, underground as structural backfill, and as thickened tailings into a former open pit. In response to several recent tailings facility failures at third-party operations that have involved loss of life and resulted in severe property and environmental ecosystem damage, we completed a comprehensive review of our tailings facilities and operational practices to characterize our risk profile. We concluded that our tailings facilities represent a low exposure risk profile for several reasons, including that our tailings facilities were constructed using construction methods recognized in the industry as the most stable tailings facility design using high strength and chemically stable rock in construction. Our facilities are continuously monitored and inspected by internal resources as well as third-party industry qualified experts. The significant dam failure events at third-party locations that have occurred in recent years may lead to regulatory governance changes stemming from updated laws, regulation or guidance, which could result in increased operational and compliance costs if we need to make changes to existing facilities. The failure of a tailings facility at one of our mine sites could result in severe, and in some cases catastrophic, property and environmental damage and loss of life. Geotechnical or hydrological failures could result in limited or restricted access to mine sites, suspension of operations, government investigations, fines and penalties, lawsuits filed by parties who suffer injuries or property damage from such events, increased monitoring costs, remediation costs, loss of mineral reserves and resources and other impacts, which could have a material adverse effect on our results of operations and financial position as well as the value of our common stock.

Our estimates of future production, costs, expenditures and financial results are imprecise, depend upon subjective factors, may not be realized in actual production and such estimates speak only as of their respective dates.
We have in the past, and may in the future, provide estimates and projections of our future production, costs, expenditures and financial results. Any such information is forward-looking. Neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines these forward-looking statements and, accordingly, do not express any opinion or any other form of assurance on these estimates and projections. Estimates and projections are made by our management and technical personnel and are qualified by, and subject to the assumptions contained or referenced in the filing, release or presentation in which they are made, including assumptions about the availability, accessibility, sufficiency and quality of mineralization, recovery rates, our costs of production, the market prices of gold and silver, and copper, our ability to sustain and increase production levels, the ability to produce and sell marketable concentrates and dorés and related treatment and refining charges, the sufficiency of our infrastructure, the performance of our personnel and equipment, our ability to maintain and obtain mining interests and permits, the state of government and community relations, and our compliance with existing and future laws and regulations. We sometimes state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. Actual results and experience may differ materially from these assumptions. Any production, cost, expenditure or financial results estimates speak only as of the date on which they are made, and we disclaim any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise. Accordingly, these forward-looking statements should be considered in the context in which they are made, and undue reliance should not be placed on them.
Our use of derivative contracts to protect against market price volatility exposes us to risk of opportunity loss, mark-to-market fair value adjustments, potential cash collateral calls and exposure to counterparty credit risk.
We have in the past, and may in the future, enter into price risk management contracts to protect against fluctuations in the price of gold, and silver, and copper, foreign currency rates and changes in the prices of fuel and other input costs. These contracts could include forward sales or purchase contracts, futures contracts, purchased or sold put and call options and other derivative instruments. We entered into price risk management contracts on certain gold and silver sales in 2021, 2022, 2023 and 2024. We determined to implement these contracts to provide for a minimum level of revenue from the sales of the covered gold and silver ounces in order to mitigate the risk of not being able to fund all or a portion of the costs of several significant projects at our existing operations, such as the Rochester expansion, as well as provide greater certainty in our planning and budgeting process. The Company acquired existing zero cost collar hedges for 1,600 ounces of gold and 200,000 ounces of silver on February 14, 2025 as part of the SilverCrest Transaction. These hedges settled monthly through March 2025. As of December 31, 2025, no forward contracts remained outstanding. See Note 14 — Derivative Financial Instruments & Hedging Activities in the notes to the Consolidated Financial Statements.
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
RISKS RELATED TO APPLICABLE LAWS AND REGULATIONS
We are subject to significant governmental regulations, including the U.S. Mine Safety and Health Act, the Health, Safety and Reclamation Code for Mines under the British Columbia Mines Act, the Ontario Occupational Health and Safety Act and Mines Act (Ontario) and Relevant Sections of the Mexican Official Regulations, and related costs and delays associated with compliance may negatively affect our business.
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
U.S. surface and underground mines like the Kensington, Rochester and Wharf mines are regularly inspected by the U.S. Mine Safety and Health Administration (“MSHA”). These inspections may lead to written citations or violation notices, which are reported in Exhibit 95.1 to this Report. Recently, MSHA has been conducting more comprehensive inspections of mining operations in general, focusing on miner health and critical safety hazards. Similar inspections are conducted at the Silvertip exploration property and New Afton Mine in British Columbia, Canada by the British Columbia Ministry of Mining

and Critical Minerals, in Ontario at the Rainy River Mine by the Ministry of Labour, Immigration, Training and Skills Development and Ministry of Mines, in Mexico at the Palmarejo complex and Las Chispas mine by the Mexican Secretaria del Trabajo y Prevision Social (Secretary of Labor and Social Safety).
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
Some of the mining waste from our U.S. mines currently are exempt to a limited extent from the extensive set of EPA regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA were to repeal this exemption and designate these mining wastes as hazardous under RCRA, we would be required to make significant expenditures to manage the waste and to construct hazardous waste storage or disposal facilities. Under the Mercury Export Ban Act of 2008 (“MEBA”), incidental elemental mercury generated at our Rochester mine as part of the processing of ore may not be exported outside of the United States and is required to be stored in a facility designated by the U.S. Department of Energy (“DOE”) for long-term mercury management. The DOE is undergoing processes to designate such a facility and to establish storage and handling fees, which is not yet final. The outcome could result in material cost being incurred to ship and store mercury from our Rochester operation. In addition, if any of these wastes causes contamination in or damage to the environment at a U.S. mining facility, that facility could be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Under CERCLA, any present owner or operator of a Superfund site or the owner or operator at the time of contamination may be held jointly and severally liable regardless of fault and may be forced to undertake extensive remedial cleanup action or to pay for the cleanup efforts. The owner or operator also may be liable to federal, state and tribal/indigenous governmental entities for the cost of damages to natural resources, which could be substantial. Additional regulations or requirements also are imposed on our tailings and waste disposal areas in Alaska under the federal Clean Water Act (“CWA”), in Nevada under the Nevada Water Pollution Control Law which implements the CWA, in South Dakota under the South Dakota Water Pollution Control Act and the Administrative Rules of the State of South Dakota, in British Columbia (Canada) under the Health, Safety and Reclamation Code for Mines in British Columbia, the British Columbia Environmental Management Act and the Canadian Metal and Diamond Mining Effluent Regulations, in Ontario (Canada) under primarily the Environmental Protection Act, Ontario Water Resources Act and the Mining Act (Ontario) and in Mexico under the General Law of Ecological Balance and Protection of the Environment (the “GLEBPE”) and the regulations under the GLEBPE related to environmental protection in impact assessment matters.
Airborne emissions are subject to controls under air pollution statutes implementing the Clean Air Act in the U.S. and are regulated under the Environmental Management Act in British Columbia (Canada), the Environmental Protection Act in

Ontario (Canada) and the GLEBPE and the regulations under GLEBPE related to prevention and control of the pollution of the atmosphere in Mexico. In addition, there are numerous legislative and regulatory initiatives related to climate change, reductions in GHG emissions, or energy policy and adoption of these initiatives through legislative actions or administrative policy could have a material adverse effect on results of operations and cash flows. However, we are unable to predict the scope, nature and timing of any new or increased environmental laws and regulations and therefore cannot predict the ultimate impact of such laws and regulations on our business or financial results. We continue to monitor existing and proposed laws and regulations in the jurisdictions in which we operate to consider actions we may take to potentially mitigate any unfavorable impact of such laws or regulations.
In addition, U.S. environmental conservation efforts could result in the withdrawal of certain federal lands from mineral entry under relevant mining law, which could have the effect of restricting our current or future planned activities involving our unpatented mining claims on the affected public lands.
We are required to obtain and renew governmental permits in order to conduct operations, a process which is often costly and time-consuming. Our ability to obtain necessary government permits to expand operations or begin new operations may be materially affected by Indigenous Peoples, community stakeholders, or third-party activists.
In the normal course of our business, we are required to obtain, renew and amend governmental permits for exploration, operations and expansion of existing operations and for the development of new projects, such as the permits recently obtained for the Rochester expansion, POA 1 at Kensington and the main operating permit at Palmarejo. Obtaining, renewing and amending governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority, the ability to obtain consents from relevant third parties in certain situations, and government and third-party sentiment towards the mining industry generally. We may not be able to obtain, renew or amend permits that are necessary to our operations, or the cost and time required to obtain, renew or amend permits may exceed our expectations. Any unexpected delays or costs associated with the permitting process could impede or delay the development or operation of a mine, which in turn could have a material adverse effect on our revenues and future growth. Any delay in obtaining, renewing or amending a permit may require us to revise mine plans or curtail expected production, which could have a material adverse effect on results of operations and cash flow. In addition, key permits and approvals may be revoked or suspended or may be changed in a manner that adversely affects our operations.
Private parties, including environmental activists, frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to not proceed with the development or expansion of a mine. In addition, our ability to successfully obtain key permits and approvals to explore for minerals and to develop, operate and expand mines, as well as to conduct our operations, will likely depend on our ability to develop, operate, expand and close mines in a manner that is consistent with the creation of social and economic benefits in the surrounding communities, which may or may not be required by law. Our ability to obtain permits and approvals and to successfully operate in particular communities may be adversely impacted by real or perceived detrimental events associated with our activities or those of other mining companies affecting the environment, human health and safety of communities in which we operate.
We are subject to litigation and may be subject to additional litigation in the future.
We are currently, and may in the future become, subject to other litigation, arbitration or proceedings with other parties. The causes of potential future claims cannot be known, especially considering the complex activities and significant expenditures associated with mining activities, which may lead to various claims and may arise from, among other things, business activities, environmental laws, land use, royalty interest, contractor engagements, labor and employment matters, volatility in the stock price or alleged failures to comply with disclosure obligations. If decided adversely to us, these legal proceedings, or others that could be brought against us in the future, could have a material adverse effect on our financial position or prospects. Responding to disputes, even those that are without merit or ultimately decided in our favor, may require us to incur significant expense, devote significant resources, and may generate adverse publicity, which could materially and adversely affect our business. In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or arbitral panels or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the United States. Our inability to enforce our rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels could have an adverse effect on our results of operations and financial position.
RISKS RELATED TO OUR COMMON STOCK

We have the ability to issue additional equity securities, including in connection with an acquisition of other companies, which would lead to dilution of our issued and outstanding common stock and may materially and adversely affect the price of our common stock.
The issuance of additional equity securities or securities convertible into equity securities, whether to acquire new companies or businesses or for other strategic benefits, would result in dilution of our existing stockholders’ equity ownership. For example, in our acquisition of SilverCrest we issued 1.6022 shares of Coeur common stock in exchange for each share of issued and outstanding common stock of SilverCrest, resulting in the issuance of approximately 239 million Coeur common shares. Similarly, as part of the New Gold Transaction, we issued 0.4959 shares of Coeur common stock in exchange for each share of issued and outstanding common stock of New Gold, resulting in the issuance of approximately 393 million Coeur common shares. The increase to the number of outstanding shares of Coeur’s common stock may impact the marketplace’s view of Coeur’s common stock and may lead to adverse changes in the stock’s trading volume and trading price.
Additionally, former SilverCrest shareholders who received Coeur common stock in the SilverCrest Transaction and New Gold shareholders who received Coeur common stock in the New Gold Transaction may choose to sell or otherwise dispose of such shares, or Coeur’s historic stockholders may decide to reduce their investment in Coeur as a result of the impact of the SilverCrest and New Gold Transactions to Coeur’s overall investment profile. These sales of our common stock (or the perception that these sales may occur) could have the effect of depressing the market price for our common stock. In addition, Coeur’s financial position following the completion an acquisition may differ from its financial position before the completion of an acquisition, and the results of Coeur’s operations and cash flows following the completion of an acquisition may be affected by factors different from those affecting its financial position or results of operations and cash flows prior to an acquisition, all of which could adversely affect the market price of Coeur common stock. Accordingly, the market price and performance of Coeur common stock subsequent to an acquisition is likely to be different from the performance of Coeur common stock prior to an acquisition, including the SilverCrest and New Gold Transactions.
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
Holders of our common stock are entitled to receive only such dividends as our Board may declare out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Under Delaware law, however, we cannot pay dividends out of net profits if, after we pay the dividend, our capital would be less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets. Our ability to pay dividends is subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants related to existing or future indebtedness and would only be declared in the discretion of our Board of Directors.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
The Company’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the ticker symbol CDE.
On March 19, 2026, Coeur’s certificate of incorporation was amended in connection with the New Gold Transaction (the “Certificate of Incorporation Amendment”), to increase the number of authorized shares of Coeur common stock from 900,000,000 shares to 1,300,000,000 shares, such share authorization having been approved at Coeur’s special meeting of stockholders held on January 27, 2026.

Item 6.        Exhibits

3.1	Certificate of Amendment to Certificate of Incorporation of Coeur Mining, Inc., effective as of March 19, 2026 (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

* The following financial information from Coeur Mining, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders’ Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	May 6, 2026	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated	May 6, 2026	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	May 6, 2026	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)