Form 10-Q
period 2026-06-30
Coeur Mining, Inc.
filed 2026-08-05
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 1,300,000,000 shares of common stock, par value of $0.01, authorized of which 1,027,934,998 shares were issued and outstanding as of August 3, 2026.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		June 30, 2026	December 31, 2025
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$1,052,274	$553,597
Receivables	5	73,562	69,160
Inventory	6	383,420	163,330
Ore on leach pads	6	207,939	157,461
Prepaid expenses and other		58,092	29,129
		1,775,287	972,677
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	7	12,163,136	2,744,884
Goodwill		625,812	625,812
Ore on leach pads	6	162,042	119,446
Restricted assets		9,133	9,114
Receivables	5	20,730	19,683
Deferred tax assets	10	147,841	140,553
Long-term stockpile	6	281,078	42,076
Other		18,686	21,437
TOTAL ASSETS		$15,203,745	$4,695,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$262,383	$148,872
Accrued liabilities and other	18	201,866	212,213
Debt	8	2,388	16,996
Reclamation	9	19,250	15,063
		485,887	393,144
NON-CURRENT LIABILITIES
Debt	8	702,903	323,537
Reclamation	9	404,213	262,448
Deferred tax liabilities	10	3,114,049	322,983
Other long-term liabilities		87,189	80,519
		4,308,354	989,487
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 1,300,000,000 shares, 1,028,536,378 issued and outstanding at June 30, 2026 and 642,092,761 at December 31, 2025		10,285	6,421
Additional paid-in capital		12,527,639	5,783,019
Accumulated deficit		(2,128,420)	(2,476,389)
		10,409,504	3,313,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$15,203,745	$4,695,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
	Notes	In thousands, except share data
Revenue	4	$1,085,592	$480,650	$1,941,784	$840,712
COSTS AND EXPENSES
Costs applicable to sales(1)	4	549,747	229,454	879,756	433,720
Amortization		255,985	61,421	355,810	104,514
General and administrative		22,694	13,250	44,356	27,162
Exploration		34,095	23,256	59,794	42,938
Pre-development, reclamation, and other	14	6,557	13,161	36,384	30,114
Total costs and expenses		869,078	340,542	1,376,100	638,448
Income from operations		216,514	140,108	565,684	202,264
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		(320)	—	(1,874)	—
Fair value adjustments, net	12	—	4	—	(342)
Interest expense, net of capitalized interest	8	(11,010)	(8,251)	(17,453)	(18,701)
Other, net	14	9,907	1,460	17,449	1,866
Total other expense, net		(1,423)	(6,787)	(1,878)	(17,177)
Income before income and mining taxes		215,091	133,321	563,806	185,087
Income and mining tax expense	10	(93,238)	(62,595)	(195,192)	(81,008)
NET INCOME		$121,853	$70,726	$368,614	$104,079
OTHER COMPREHENSIVE INCOME:
Other comprehensive loss		—	—	—	—
COMPREHENSIVE INCOME		$121,853	$70,726	$368,614	$104,079

NET INCOME PER SHARE	15
Basic income per share:
Basic		$0.12	$0.11	$0.43	$0.18

Diluted		$0.12	$0.11	$0.42	$0.18
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$121,853	$70,726	$368,614	$104,079
Adjustments:
Amortization		255,985	61,421	355,810	104,514
Accretion		6,088	4,900	10,927	9,632
Deferred taxes		(8,336)	(12,204)	(9,901)	(29,557)
Loss on debt extinguishment	8	320	—	1,874	—
Fair value adjustments, net	12	—	(4)	—	342
Stock-based compensation	11	7,406	4,217	16,033	7,515
Deferred revenue recognition	17	(138)	(192)	(298)	(42,508)
Acquired inventory purchase price allocation	3	140,076	29,680	225,438	56,720
Other		(9,946)	3,029	(10,439)	4,552
Changes in operating assets and liabilities:
Receivables		17,890	(4,766)	13,157	(821)
Prepaid expenses and other current assets		(22,944)	2,424	(23,371)	84,489
Inventory and ore on leach pads		(24,463)	(14,125)	(51,266)	(22,473)
Accounts payable and accrued liabilities		29,441	61,845	(42,510)	(1,898)
CASH PROVIDED BY OPERATING ACTIVITIES		513,232	206,951	854,068	274,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(125,709)	(60,807)	(199,788)	(110,809)
Acquisitions, net	3	—	239	128,259	103,635
Proceeds from the sale of assets		670	80	1,933	80
Purchase of investments		(45)	—	(45)	—
Other		(63)	(85)	(133)	(175)
CASH PROVIDED BY INVESTING ACTIVITIES		(125,147)	(60,573)	(69,774)	(7,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15	349	9,147	750	9,449
Issuance of notes and bank borrowings, net of issuance costs	8	—	47,000	—	146,500
Payments on debt, finance leases, and associated costs	8	(44,937)	(164,731)	(55,220)	(356,965)
Performance share cash settlement	11	(732)	—	(41,763)	—
Dividend payments	15	(20,645)	—	(20,645)	—
Share repurchases	15	(110,422)	(2,004)	(110,422)	(2,004)
Stock-based compensation tax withholdings and other financing activities	11	(715)	(2,184)	(54,674)	(7,905)
CASH USED IN FINANCING ACTIVITIES		(177,102)	(112,772)	(281,974)	(210,925)
Effect of exchange rate changes on cash and cash equivalents		(1,101)	496	(2,143)	204
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		209,882	34,102	500,177	56,596
Cash, cash equivalents and restricted cash at beginning of period		846,000	79,368	555,705	56,874
Cash, cash equivalents and restricted cash at end of period		$1,055,882	$113,470	$1,055,882	$113,470

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Notes	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at December 31, 2025		642,093	$6,421	$5,783,019	$(2,476,389)	$3,313,051
Net income		—	—	—	246,761	246,761
New Gold acquisition	3	392,682	3,927	6,934,774	—	6,938,701
Stock options exercised		45	—	160	—	160
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	11	(323)	(3)	(86,345)	—	(86,348)
Balances at March 31, 2026		1,034,497	$10,345	$12,631,608	$(2,229,628)	$10,412,325
Net income		—	—	—	121,853	121,853
Stock options exercise		32	—	126	—	126
Stock repurchase program	15	(5,982)	(60)	(110,362)	—	(110,422)
Dividend payment	15	—	—	—	(20,645)	(20,645)
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	11	(11)	—	6,267	—	6,267
Balances at June 30, 2026		1,028,536	$10,285	$12,527,639	$(2,128,420)	$10,409,504

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at December 31, 2024	399,236	$3,992	$4,181,521	$(3,062,261)	$1,123,252
Net income	—	—	—	33,353	33,353
SilverCrest acquisition	239,489	2,395	1,587,696	—	1,590,091
Kensington Royalty Settlement	595	6	3,649	—	3,655
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(259)	(3)	(1,836)	—	(1,839)
Balances at March 31, 2025	639,061	$6,390	$5,771,030	$(3,028,908)	$2,748,512
Net income	—	—	—	70,726	70,726
Stock options exercise	2,139	21	7,201	—	7,222
Stock repurchase program	(216)	(2)	(2,002)	—	(2,004)
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	1,718	17	3,914	—	3,931
Balances at June 30, 2025	642,702	$6,426	$5,780,143	$(2,958,182)	$2,828,387

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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered changes in estimate and are accounted for prospectively. As of June 30, 2026, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 72,851 and 9.7 million, respectively.
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
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses required to be disclosed include: purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. We are evaluating the impact of the amendments on our Condensed Consolidated Financial Statements and related disclosures.

NOTE 3 – ACQUISITIONS
On November 2, 2025, the Company entered into a definitive agreement (the “Arrangement Agreement”) whereby, a wholly-owned subsidiary of Coeur (“Canadian Sub”) would acquire all of the issued and outstanding shares of New Gold Inc. (“New Gold”) pursuant to a court-approved plan of arrangement (the “New Gold Transaction”). Under the terms of the Arrangement Agreement, New Gold shareholders received 0.4959 Coeur common shares for each New Gold common share (the “Exchange Ratio”). The Company completed the New Gold Transaction on March 20, 2026, acquiring all of the issued and outstanding shares of New Gold in exchange for approximately 392,682,578 common shares. Based on the closing price of Coeur common shares on the NYSE on March 20, 2026 (the “Acquisition Date”), the implied total equity value was approximately $6.9 billion. The acquisition of New Gold materially increased the Company’s level of gold production while adding meaningful copper production alongside Coeur’s existing substantial silver production profile. It also significantly increased Coeur’s presence in Canada with the addition of the New Afton gold-copper mine in British Columbia and the Rainy River gold-silver mine in Ontario.
The Company retained an independent appraiser to assist with the determination of the fair value of assets acquired and liabilities assumed. In accordance with the acquisition method of accounting, the purchase price of New Gold has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the Acquisition Date. The fair value estimates were based on income, market and cost valuation methods.
As of June 30, 2026, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore, the purchase price allocation (“PPA”) for New Gold is preliminary. At June 30, 2026, remaining items to finalize include the fair value of reclamation, unrecognized tax benefits, and deferred income tax assets and liabilities. The preliminary PPA will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the Acquisition Date. These refinements may result in material changes to the

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
estimated fair value of assets acquired and liabilities assumed. The PPA adjustments can be made throughout the end of Coeur’s measurement period, which is not to exceed one year from the Acquisition Date. Total transaction costs were $38.1 million, with $23.9 million incurred in the six months ended June 30, 2026. These transaction costs are included in Pre-development, reclamation, and other on the Condensed Consolidated Statements of Comprehensive Income and are reflected in pro forma earnings in the table below for the three and six months ended June 30, 2026.
The following table summarizes the preliminary Acquisition Date PPA for the New Gold Transaction as of June 30, 2026:

(Amounts in thousands, except shares and share price amounts)
Common shares issued (392,682,578 at $17.67)	$6,938,701
Total purchase price	$6,938,701
Assets:
Cash and cash equivalents	$128,259
Short-term receivables	13,669
Inventory	467,275
Prepaid expenses and other	17,379
Property, plant and equipment and mining properties	9,585,545
Long-term stockpile	218,159
Other	3,303
Total Assets	$10,433,589
Liabilities:
Accounts payable	94,179
Accrued liabilities and other(1)	45,170
Debt	414,767
Reclamation	144,443
Deferred tax liabilities (2)	2,793,678
Other long-term liabilities	2,651
Total liabilities	$3,494,888
Net assets acquired	$6,938,701
(1) In connection with the transaction, 1.4 million cash-settled replacement restricted units were granted.
(2) Deferred income tax liabilities represent the future tax expense associated with the differences between the fair value allocated to assets and liabilities and a tax basis increase to the fair value of the assets acquired in Canada and the historical carryover tax basis of assets and liabilities in all other jurisdictions.
Pro Forma Financial Information
Sales and net income in the Condensed Consolidated Statement of Comprehensive Income includes New Gold revenue of $438.1 million and $572.3 million and New Gold net loss of $52.0 million and $69.9 million in the three and six months ended June 30, 2026, respectively. The following unaudited pro forma financial information presents consolidated results assuming the New Gold Transaction occurred on January 1, 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	In thousands
Revenue	$1,085,592	$791,443	$2,276,711	$1,417,691
Net income (loss)	$156,835	$(48,108)	$368,559	$(231,484)
Pro forma amounts assume that transaction costs were incurred in the first quarter of 2025. The pro forma results have been calculated after applying the Company’s accounting policies and adjusting the results of New Gold to reflect the additional depreciation, depletion and amortization that would have been recognized assuming the fair value adjustments to property, plant, and equipment, and mining properties and the impact of PPA on acquired inventory, which have been applied from January 1, 2025, with the consequential tax effects.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 4 – SEGMENT REPORTING
The Company’s operating segments include the New Afton, Rainy River, Las Chispas, Palmarejo, Rochester, Kensington and Wharf mines, and the Silvertip exploration project. Except for the Silvertip exploration project, all operating segments are engaged in the discovery, mining, and production of gold, silver and/or copper. The Silvertip exploration project is engaged in the discovery of silver, zinc, lead, and other metals. “Other” includes certain mineral interests, strategic equity investments, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
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
Financial information relating to the Company’s segments is as follows (in thousands):
Three Months Ended June 30, 2026

Segment Profit (Loss)	Revenue	Costs applicable to sales(1)	Amortization	Exploration	General and Administrative	Pre-development, reclamation, and other	Income (loss) from operations	Other non-operating income (expense)(2)	Income (loss) before income and mining taxes
New Afton	$133,328	$52,726	$106,377	$5,086	$26	$323	$(31,210)	$1,727	$(29,483)
Rainy River	304,784	271,743	79,357	4,773	1	946	(52,036)	3,548	(48,488)
Las Chispas	186,893	35,093	39,626	3,349	466	198	108,161	3,416	111,577
Palmarejo	159,573	61,285	6,086	7,347	351	770	83,734	(1,018)	82,716
Rochester	140,778	58,907	13,691	1,358	386	2,293	64,143	(781)	63,362
Kensington	87,337	48,180	8,220	2,337	353	451	27,796	(98)	27,698
Wharf	72,899	21,813	1,261	1,796	316	(9,292)	57,005	(49)	56,956
Silvertip	—	—	934	6,281	—	3,710	(10,925)	(65)	(10,990)
Other	—	—	433	1,768	20,795	7,158	(30,154)	(8,103)	(38,257)
Total	$1,085,592	$549,747	$255,985	$34,095	$22,694	$6,557	$216,514	$(1,423)	$215,091

(1) Excludes amortization.
(2) Other non-operating expenses include Gain (loss) on debt extinguishment, Fair value adjustments, net, and Other, net. Refer to Notes 8, 12, and 14, respectively. Additionally, Other non-operating expense includes Interest expense, net of capitalized interest, which is primarily incurred at the corporate non-operating segment included in Other.

Other Segment Information	Gold Sales	Silver Sales	Copper Sales	Revenue	Segment Assets(1)	Capital Expenditures
New Afton	$62,553	$1,804	$68,971	$133,328	$5,949,685	$11,826
Rainy River	294,587	10,197	—	304,784	3,709,521	57,097
Las Chispas	73,994	112,899	—	186,893	1,630,214	16,263
Palmarejo	52,330	107,243	—	159,573	312,927	7,142
Rochester	52,403	88,375	—	140,778	1,351,331	17,878
Kensington	87,321	16	—	87,337	263,868	12,159
Wharf	71,804	1,095	—	72,899	168,966	(1,913)
Silvertip	—	—	—	—	230,036	5,141
Other	—	—	—	—	78,185	116
Total	$694,992	$321,629	$68,971	$1,085,592	$13,694,733	$125,709

(1) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2025

Segment Profit (Loss)	Revenue	Costs applicable to sales(1)	Amortization	Exploration	General and Administrative	Pre-development, reclamation, and other	Income (loss) from operations	Other non-operating income (expense)(2)	Income (loss) before income and mining taxes
Las Chispas	$102,650	$57,747	$22,375	$3,262	$92	$833	$18,341	$820	$19,161
Palmarejo	114,139	48,703	9,406	4,014	447	2,542	49,027	(1,348)	47,679
Rochester	94,977	47,928	16,748	1,224	343	2,308	26,426	(2,763)	23,663
Kensington	89,766	46,083	10,221	1,535	304	318	31,305	(256)	31,049
Wharf	79,118	28,993	1,549	3,479	273	845	43,979	(48)	43,931
Silvertip	—	—	928	9,228	—	2,929	(13,085)	(84)	(13,169)
Other	—	—	194	514	11,791	3,386	(15,885)	(3,108)	(18,993)
Total	$480,650	$229,454	$61,421	$23,256	$13,250	$13,161	$140,108	$(6,787)	$133,321

(1) Excludes amortization.
(2) Other non-operating expenses include Gain (loss) on debt extinguishment, Fair value adjustments, net, and Other, net. Refer to Notes 8, 12, and 14, respectively. Additionally, Other non-operating expense includes Interest expense, net of capitalized interest, which is primarily incurred at the corporate non-operating segment included in Other.

Other Segment Information	Gold Sales	Silver Sales	Revenue	Segment Assets(1)	Capital Expenditures
Las Chispas	$53,125	$49,525	$102,650	$1,725,990	$9,200
Palmarejo	56,067	58,072	114,139	308,483	5,643
Rochester	46,267	48,710	94,977	1,253,548	24,466
Kensington	89,726	40	89,766	246,478	16,318
Wharf	77,929	1,189	79,118	124,995	3,591
Silvertip	—	—	—	221,675	1,528
Other	—	—	—	58,061	61
Total	$323,114	$157,536	$480,650	$3,939,230	$60,807
(1) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.
Six Months Ended June 30, 2026

Segment Profit (Loss)	Revenue	Costs applicable to sales(1)	Amortization	Exploration	General and Administrative	Pre-development, reclamation, and other	Income (loss) from operations	Other non-operating income (expense)(2)	Income (loss) before income and mining taxes
New Afton	$171,143	$88,965	$120,591	$5,374	$(31)	$1,219	$(44,975)	$2,680	$(42,295)
Rainy River	401,203	364,187	96,046	5,210	108	3,031	(67,379)	6,141	(61,238)
Las Chispas	380,524	66,551	74,945	6,847	881	411	230,889	7,773	238,662
Palmarejo	347,833	112,533	12,875	11,956	703	1,578	208,188	(1,079)	207,109
Rochester	322,182	112,690	29,734	2,287	773	4,518	172,180	(1,729)	170,451
Kensington	196,133	95,993	16,889	4,810	704	558	77,179	(214)	76,965
Wharf	122,766	38,837	2,154	4,956	632	(8,623)	84,810	(123)	84,687
Silvertip	—	—	1,890	15,516	—	7,437	(24,843)	(242)	(25,085)
Other	—	—	686	2,838	40,586	26,255	(70,365)	(15,085)	(85,450)
Total	$1,941,784	$879,756	$355,810	$59,794	$44,356	$36,384	$565,684	$(1,878)	$563,806
(1) Excludes amortization.
(2) Other non-operating expenses include Gain (loss) on debt extinguishment, Fair value adjustments, net, and Other, net. Refer to Notes 8, 12, and 14, respectively. Additionally, Other non-operating expense includes Interest expense, net of capitalized interest, which is primarily incurred at the corporate non-operating segment included in Other.

Other Segment Information	Gold Sales	Silver Sales	Copper Sales	Revenue	Segment Assets(1)	Capital Expenditures
New Afton	$81,040	$2,360	$87,743	$171,143	$5,949,685	$11,826
Rainy River	388,803	12,400	—	401,203	3,709,521	63,515
Las Chispas	146,359	234,165	—	380,524	1,630,214	28,793
Palmarejo	116,808	231,025	—	347,833	312,927	15,650
Rochester	120,643	201,539	—	322,182	1,351,331	40,710
Kensington	196,140	(7)	—	196,133	263,868	21,296
Wharf	120,421	2,345	—	122,766	168,966	11,162
Silvertip	—	—	—	—	230,036	6,720
Other	—	—	—	—	78,185	116
Total	$1,170,214	$683,827	$87,743	$1,941,784	$13,694,733	$199,788
(1) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2025

Segment Profit (Loss)	Revenue	Costs applicable to sales(1)	Amortization	Exploration	General and Administrative	Pre-development, reclamation, and other	Income (loss) from operations	Other non-operating income (expense)(2)	Income (loss) before income and mining taxes
Las Chispas	$160,669	$100,581	$31,311	$5,140	$102	$890	$22,645	$1,231	$23,876
Palmarejo	209,945	92,406	18,587	7,874	941	3,677	86,460	(2,021)	84,439
Rochester	177,603	96,464	31,655	2,691	667	4,738	41,388	(5,455)	35,933
Kensington	155,009	88,239	17,692	4,836	594	598	43,050	(518)	42,532
Wharf	137,486	56,030	3,023	6,108	535	1,771	70,019	(189)	69,830
Silvertip	—	—	1,874	15,335	—	6,007	(23,216)	13	(23,203)
Other	—	—	372	954	24,323	12,433	(38,082)	(10,238)	(48,320)
Total	$840,712	$433,720	$104,514	$42,938	$27,162	$30,114	$202,264	$(17,177)	$185,087
(1) Excludes amortization.
(2) Other non-operating expenses include Gain (loss) on debt extinguishment, Fair value adjustments, net, and Other, net. Refer to Notes 8, 12, and 14, respectively. Additionally, Other non-operating expense includes Interest expense, net of capitalized interest, which is primarily incurred at the corporate non-operating segment included in Other.

Other Segment Information	Gold Sales	Silver Sales	Revenue	Segment Assets(1)	Capital Expenditures
Las Chispas	$81,007	$79,662	$160,669	$1,725,990	$14,538
Palmarejo	99,762	110,183	209,945	308,483	11,500
Rochester	88,050	89,553	177,603	1,253,548	39,319
Kensington	154,933	76	155,009	246,478	31,791
Wharf	134,689	2,797	137,486	124,995	10,955
Silvertip	—	—	—	221,675	2,382
Other	—	—	—	58,061	324
Total	$558,441	$282,271	$840,712	$3,939,230	$110,809
(1) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Assets	June 30, 2026	December 31, 2025
Total assets for reportable segments	$13,694,733	$3,928,905
Cash and cash equivalents	1,052,274	553,597
Other assets	456,738	213,180
Total consolidated assets	$15,203,745	$4,695,682
Geographic Information

Long-Lived Assets	June 30, 2026	December 31, 2025
United States	$1,337,930	$1,315,939
Mexico	1,763,387	1,815,259
Canada	9,687,398	239,265
Other	233	233
Total	$12,788,948	$3,370,696

Revenue	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$301,014	$263,861	$641,081	$470,098
Mexico	346,466	216,789	728,357	370,614
Canada	438,112	—	572,346	—
Total	$1,085,592	$480,650	$1,941,784	$840,712

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 5 – RECEIVABLES
    Receivables consist of the following:

In thousands	June 30, 2026	December 31, 2025
Current receivables:
Trade receivables	$14,153	$18,181
VAT receivable	45,663	37,100
Income tax receivable - federal	9,972	11,931
Deferred cash consideration (1)	834	834
Other	2,940	1,114
	$73,562	$69,160
Non-current receivables:
Other tax receivable (2)	$7,535	$6,488
Contingent consideration (3)	13,195	13,195
	$20,730	$19,683
Total receivables	$94,292	$88,843
(1) Represents the fair value of the contingent consideration related to the sale of an asset. For more details, please see Note 5 -- Receivables contained in the 2025 10-K.
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

NOTE 6 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	June 30, 2026	December 31, 2025
Inventory:
Concentrate	$21,684	$3,507
Stockpile ore (1)	178,392	85,450
Precious metals	54,352	15,164
Supplies	128,992	59,209
	$383,420	$163,330
Ore on Leach Pads:
Current	$207,939	$157,461
Non-current	162,042	119,446
	$369,981	$276,907

Long-term Stockpile (2)	$281,078	$42,076

Total Inventory and Ore on Leach Pads	$1,034,479	$482,313

(1) Includes $90.3 million, $74.1 million, $7.3 million, $3.7 million, $1.8 million, and $1.1 million at Las Chispas, Rainy River, New Afton, Wharf, Kensington and Palmarejo at June 30, 2026, respectively. Includes $73.6 million, $8.4 million, $2.3 million, and $1.1 million at Las Chispas, Wharf, Kensington and Palmarejo at December 31, 2025, respectively.
(2) Includes $239.0 million and $42.1 million at Rainy River and Rochester at June 30, 2026, respectively. Includes $42.1 million at Rochester at December 31, 2025.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	June 30, 2026	December 31, 2025
Mine development	$2,124,075	$1,657,873
Mineral interests	9,912,250	1,683,564
Land	84,694	9,961
Facilities and equipment(1)	2,748,233	1,741,055
Construction in progress	148,079	129,662
Total	$15,017,331	$5,222,115
Accumulated depreciation, depletion and amortization(2)	(2,854,195)	(2,477,231)
Property, plant and equipment and mining properties, net	$12,163,136	$2,744,884
(1) Includes $11.7 million and $123.8 million associated with facilities and equipment assets under finance leases at June 30, 2026 and December 31, 2025, respectively.
(2) Includes $10.4 million and $75.1 million of accumulated amortization related to assets under finance leases at June 30, 2026 and December 31, 2025, respectively.

NOTE 8 – DEBT

	June 30, 2026		December 31, 2025
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$291,158	$—	$290,792
2032 Senior Notes, net(2)	—	396,596	—	—
New Gold 2032 Senior Notes, net	—	13,690	—	—
BOA Revolving Credit Facility(3)	—	—	—	—
Finance lease obligations	2,388	1,459	16,996	32,745
	$2,388	$702,903	$16,996	$323,537
(1) Net of unamortized debt issuance costs of $2.0 million and $2.3 million at June 30, 2026 and December 31, 2025, respectively.
(2) Net of unamortized debt issuance costs of $0.9 million at June 30, 2026.
(3) Unamortized debt issuance costs of $3.7 million and $1.9 million at June 30, 2026 and December 31, 2025, respectively, included in Other Non-Current Assets.
2029 Senior Notes
In March 2021, the Company completed an offering of $375.0 million in aggregate principal amount of senior notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, for net proceeds of approximately $367.5 million (the “2029 Senior Notes”). The 2029 Senior Notes are governed by an Indenture dated as of March 1, 2021 among the Company, as issuer, certain of the Company’s subsidiaries named therein, as guarantors thereto, and The Bank of New York Mellon, as trustee (the “2029 Senior Notes Indenture”). For more details, please see Note 9 -- Debt contained in the 2025 10-K.
On April 30, 2026, the Company entered into a supplemental indenture to the 2029 Senior Notes Indenture to include each of 1561611 B.C. Ltd., Coeur Silvertip Holdings Ltd., and New Gold Inc. as a Guaranteeing Subsidiary (as defined therein).
New Gold 2032 Senior Notes
Prior to the acquisition of New Gold, New Gold issued $400.0 million of its 6.875% senior unsecured notes due 2032 (“New Gold 2032 Senior Notes”) on March 18, 2025, for net cash proceeds of $393.7 million after transaction costs. In conjunction with the New Gold Transaction, Coeur completed a private exchange offer (the “Exchange Offer”) for any and all of the New Gold 2032 Senior Notes for up to $400.0 million aggregate principal amount of 6.875% Senior Notes due 2032 to be issued by the Company and cash. As part of the Exchange Offer, Coeur received requisite consents from holders of the New Gold 2032 Senior Notes to amend the indenture dated March 18, 2025 that governs the New Gold 2032 Senior Notes (the “New Gold 2032 Senior Notes Indenture”) to, among other things, eliminate numerous restrictive covenants and remove certain of the events which may lead to an “Event of Default” under the New Gold 2032 Senior Notes Indenture.
The Exchange Offer was made pursuant to the terms and subject to the conditions set forth in the offer memorandum and consent solicitation dated March 23, 2026. The Exchange Offer expired on April 20, 2026 and amendments to the New Gold 2032 Senior Notes Indenture (the “Amended New Gold Indenture”) became operative upon consummation of the

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Exchange Offer on the final settlement date on April 22, 2026. Of the $400.0 million aggregate principal amount of New Gold 2032 Senior Notes, $385.8 million aggregate principal amount of New Gold 2032 Senior Notes were exchanged under the Exchange Offer for approximately $385.8 million aggregate principal amount of Coeur’s 6.875% Senior Notes due 2032 (the “2032 Senior Notes”) and $14.2 million of New Gold 2032 Senior Notes remained outstanding as obligations of New Gold and governed by the Amended New Gold Indenture.
On June 16, 2026, Coeur agreed to repurchase $1.6 million of the outstanding New Gold 2032 Senior Notes. RBC Capital Markets, LLC acted as the seller, and the repurchase was settled on June 24, 2026. As at June 30, 2026, approximately $12.6 million of New Gold 2032 Senior Notes remained outstanding. Coeur is not an obligor or guarantor of such remaining New Gold 2032 Senior Notes.
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
The RCF is secured by a pledge of the shares of certain of Coeur’s domestic and Canadian subsidiaries. Upon the occurrence of the Collateral Release Event and provided no event of default has occurred and is continuing, the equity pledge will be released and the RCF will be unsecured.
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
At June 30, 2026, the Company had no outstanding draws, $27.7 million in outstanding letters of credit and $972.3 million available under the RCF. Future borrowing may be subject to certain financial covenants.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the six months ended June 30, 2026, the Company did not enter into a new lease financing arrangement. In April 2026, the Company prepaid $42.5 million of Rochester finance leases, of which $39.0 million represented principal repayments and the remaining for accrued and unpaid interest and other. A loss of $0.3 million was incurred primarily related to termination fees. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 8 -- Leases in the 2025 10-K.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
2029 Senior Notes	$3,756	$3,755	$7,511	$7,511
2032 Senior Notes	4,232	—	4,232	—
New Gold 2032 Senior Notes	1,789	—	2,521	—
Revolving Credit Facility	610	2,434	982	6,639
Finance lease obligations	314	1,561	1,098	3,219
Amortization of debt issuance costs	421	581	1,263	1,162
Other obligations	208	314	353	959
Capitalized interest	(320)	(394)	(507)	(789)
Total interest expense, net of capitalized interest	$11,010	$8,251	$17,453	$18,701

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Asset retirement obligation - Beginning	$420,051	$272,512	$277,511	$260,492
Accretion	6,088	4,900	10,927	9,632
Additions and changes to estimates	—	—	139,159	8,644
Settlements	(2,676)	(2,380)	(4,134)	(3,736)
Asset retirement obligation - Ending	$423,463	$275,032	$423,463	$275,032

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and six months ended June 30, 2026 and 2025 by significant jurisdiction:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$122,619	$(40,034)	$82,138	$(15,229)	$261,792	$(70,676)	$102,463	$(20,534)
Canada	(101,258)	29,955	(15,099)	(693)	(142,825)	38,336	(25,051)	(811)
Mexico	193,907	(83,159)	66,879	(46,673)	445,267	(162,852)	107,969	(59,663)
Other jurisdictions	(177)	—	(597)	—	(428)	—	(294)	—
	$215,091	$(93,238)	$133,321	$(62,595)	$563,806	$(195,192)	$185,087	$(81,008)
    During the second quarter of 2026, the Company reported estimated income and mining tax expense of approximately $93.2 million, resulting in an effective tax rate of 43.3%. This compares to income tax expense of $62.6 million for an effective tax rate of 47.0% during the second quarter of 2025. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) foreign exchange rates; (v) percentage depletion; (vi) the impact of uncertain tax positions; and (vii) excess of tax benefits from share-based compensation. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $10.4 million and

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
$28.3 million for the three months ended June 30, 2026 and 2025, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
The Company has historically provided a valuation allowance against a portion of its U.S. net deferred tax assets. During the three and six months ended June 30, 2026, the Company released nil and $1.0 million, respectively, of valuation allowance against its U.S. net deferred tax assets resulting in a non-cash deferred tax benefit. The $1.0 million valuation allowance released is related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $56.0 million of U.S. federal and state deferred tax assets as of June 30, 2026, because the Company has concluded it is not more likely than not to be realized.
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
At June 30, 2026 and December 31, 2025, the Company had $34.8 million and $34.4 million of total gross unrecognized tax benefits, respectively, that, if recognized, would positively impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At June 30, 2026 and December 31, 2025, the amount of accrued income-tax-related interest and penalties was $17.6 million and $15.3 million, respectively.
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
As a result of 2026 business expansions, including the New Gold Transaction in the first quarter of 2026, the Company expects to fall within the scope of the Pillar Two rules from January 1, 2026. The Company will continue to monitor developments and evaluate the potential impact on future periods. At this time, based on the Company’s current analysis of the Pillar Two provisions and because the Company primarily does business in jurisdictions with a tax rate greater than 15%, the Company does not anticipate a material impact to its Consolidated Financial Statements.

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance share units, restricted stock units and awards, and stock options. Stock-based compensation expense in the three and six months ended June 30, 2026 was $8.4 million and $17.0 million, respectively, compared to $4.2 million and $7.5 million in the three and six months ended June 30, 2025. At June 30, 2026, there was $30.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of two years. The Company granted 1.4 million cash-settled replacement restricted stock units that have a remaining vesting period of one year for awards assumed as part of the New Gold Transaction.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
vest at the end of a three-year service period if internal performance metrics are met, with the number of shares vesting impacted by the inclusion of a modifier based upon a relative stockholder return metric.
The following table summarizes the grants awarded during the six months ended June 30, 2026:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares units	Grant date fair value of performance share units
February 20, 2026	635,144	$24.63	82,493	$36.74
February 20, 2026	—	$—	247,466	$40.86
April 9, 2026	1,222,580	$19.72	—	$—
April 16, 2026	513,600	$19.51	15,615	$36.74
April 16, 2026	—	$—	46,829	$40.86
    During the six months ended June 30, 2026, 77,616 stock options issued under the stock incentive plan were exercised at a weighted average price of $21.31.

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Acquired bullion and metal inventory monetization	—	4	$—	$(342)
Fair value adjustments, net	$—	$4	$—	$(342)
Coeur Rochester, Inc., a subsidiary of the Company, had a loan payable of $72.3 million related to the purchase of bullion and metal inventory from SilverCrest that was in effect settled on February 14, 2025, the closing date of the acquisition of SilverCrest Metals Inc. (the “SilverCrest Transaction”). The acquired bullion and metal inventory was sold during the first quarter of 2025 for proceeds of $72.0 million. The proceeds are included in the operating cash flows for the first quarter of 2025, and the $0.3 million loss was recorded in Fair value adjustments, net on the Consolidated Statements of Comprehensive Income.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at June 30, 2026
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$317	$—	$317	$—
Gold and copper swap contracts	3,711	—	$3,711	—
	$4,028	$—	$4,028	$—
Liabilities:
Provisional metal sales contracts	$3,322	$—	$3,322	$—
Gold and copper swap contracts	$570	$—	$570	$—
	$3,892	$—	$3,892	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2025
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$1,103	$—	$1,103	$—
Liabilities:
Provisional metal sales contracts	$124	$—	$124	$—
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
No assets or liabilities were transferred between fair value levels in the six months ended June 30, 2026.
The fair values of financial liabilities carried at book value in the financial statements at June 30, 2026 and December 31, 2025 is presented in the following tables, respectively:

	June 30, 2026
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes, net(1)	$291,158	$288,855	$—	$288,855	$—
2032 Senior Notes, net(2)	$396,596	$393,765	$—	$393,765	$—
New Gold 2032 Senior Notes, net	$13,690	$12,890	$—	$12,890	$—
Deferred Cash Due 2026	$5,000	$5,000	$—	$5,000	$—
(1) Net of unamortized debt issuance costs of $2.0 million.
(2) Net of unamortized debt issuance costs of $0.9 million.

	December 31, 2025
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes, net(1)	$290,792	$289,232	$—	$289,232	$—
Deferred Cash Due 2026	$4,829	$4,852	$—	$4,852	$—
(1) Net of unamortized debt issuance costs of $2.3 million.

The fair values of the 2029 Senior Notes, 2032 Senior Notes, and New Gold 2032 Senior Notes were estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.
In July 2024, the Company completed the purchase of mining concessions adjacent to the Palmarejo complex from Fresnillo. Total consideration included a deferred cash payment of $5 million, which became due and was paid in July 2026. The fair value of the Deferred Cash Due 2026 at June 30, 2026 and December 31, 2025 was estimated using the pricing model with inputs derived from observable data, including yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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
At June 30, 2026, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and gold notional ounces	2026	2027 and Thereafter
Provisional gold sales contracts	$68,029	—
Average gold price per ounce	$4,244	—
Notional ounces	16,030	—

Provisional copper sales contracts	$24,536	—
Average copper price per pound	$6.07	—
Notional pounds	4,044	—

Gold swap contracts	$23,895	—
Average gold price per ounce	$4,779	—
Notional ounces	5,000	—

Copper swap contracts	$26,183	—
Average copper price per pound	$5.94	—
Notional pounds	4,044	—
The following summarizes the classification of the fair value of the derivative instruments:

	June 30, 2026
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional gold and copper sales contracts	$317	$3,322
Gold and copper swap contracts	$3,711	$570

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$1,103	$124
The following represent mark-to-market gains (losses) on derivative instruments in the three and six months ended June 30, 2026 and 2025, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Financial statement line	Derivative	2026	2025	2026	2025
Revenue	Provisional gold sales contracts	$(2,648)	$(122)	$(4,058)	$85
Revenue	Provisional copper sales contracts	5,944	—	6,842	—
Revenue	Gold swap contracts	8,267	—	9,211	—
Revenue	Copper swap contracts	(5,173)	—	(5,008)	—
		$6,390	$(122)	$6,987	$85
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

NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Silvertip ongoing carrying costs	$3,242	$2,423	$6,508	$5,050
Loss on sale of assets	19	120	45	303
Asset retirement accretion	6,088	4,900	10,927	9,632
Kensington royalty settlement(1)	—	—	—	(95)
Transaction and integration costs	3,954	2,823	23,864	11,710
Obligor exchange	2,464	—	2,464	—
Wharf property damage proceeds(1)	(10,000)	—	(10,000)	—
Other	790	2,895	2,576	3,514
Pre-development, reclamation and other	$6,557	$13,161	$36,384	$30,114
(1) See Note 17 -- Commitments and Contingencies for additional details on the Kensington royalty settlement and the Wharf property damage proceeds.
Other, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Foreign exchange gain (loss)	$3,856	$246	$4,734	$(512)
Flow-through shares	—	112	—	741
RMC bankruptcy distribution	—	37	—	37
Interest income	4,661	78	10,886	399
Other	1,390	987	1,829	1,201
Other, net	$9,907	$1,460	$17,449	$1,866

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
For the three and six months ended June 30, 2026, there were 0.8 million and 0.8 million common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, 1.1 million and 2.8 million common stock equivalents were excluded in the diluted earnings per share calculation for the three and six months ended June 30, 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2026	2025	2026	2025
Net income available to common stockholders	$121,853	$70,726	$368,614	$104,079

Weighted average shares:
Basic	1,029,300	637,173	860,864	576,176
Effect of stock-based compensation plans	5,126	5,903	6,553	6,244
Diluted	1,034,426	643,076	867,417	582,420

Income per share:
Basic	$0.12	$0.11	$0.43	$0.18

Diluted	$0.12	$0.11	$0.42	$0.18
On May 27, 2025, the Company announced a $75 million share repurchase program (the “Program”). Under the Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase agreement (the “10b-18 Agreement”) and an issuer securities repurchase 10b5-1 plan (the “Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker. On August 8, 2025, the Company and BMO Capital Markets Corp. amended the Company 10b5-1 Plan to modify certain terms of the arrangement (the “Modified Company 10b5-1 Plan”). On November 12, 2025, the Company and BMO Capital Markets Corp. further amended the First Modified Company 10b5-1 Plan (the “Second Modified Company 10b5-1 Plan”). Pursuant to its terms, the Second Modified Company 10b5-1 Plan terminated on December 12, 2025.
On March 23, 2026, the Company announced an expanded $750 million share repurchase program (the “Expanded Program”), which incorporates and supersedes the Company’s previous Program. Under the Expanded Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On May 8, 2026, the Company entered into an issuer securities repurchase 10b5-1 plan (the “Expanded Program Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker.
The following table summarizes repurchases made in the three and six months ended June 30, 2026 and 2025 pursuant to the Program:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Shares repurchased	5,982,312	216,500	5,982,312	216,500
Cost of shares (in thousands)	$110,422	$2,004	$110,422	$2,004
Average price paid per share	$18.44	$9.24	$18.44	$9.24
On May 13, 2026, the Board declared an inaugural dividend of $0.02 per share of Coeur common shares, which was paid on June 10, 2026 to stockholders of record at the close of business on May 25, 2026. Due to an NYSE market holiday on May 25, 2026, the effective record date for the dividend was May 22, 2026. Dividend payments to stockholders in the second quarter totaled approximately $21 million on approximately 1.0 billion qualifying shares.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 16 - SUPPLEMENTAL GUARANTOR INFORMATION
The following summarized financial information is presented to satisfy disclosure requirements of Rule 13-01 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and its subsidiaries, Coeur Capital, Inc., Sterling Intermediate Holdco, Inc., Coeur Sterling Holdings LLC, 1561611 B.C. Ltd, Coeur Silvertip Holdings Ltd., and New Gold Inc. (collectively, the “Subsidiary Guarantors”) of the 2029 Senior Notes. The following schedules present summarized financial information of (a) Coeur, the parent company, and (b) the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions between entities in the Obligor Group eliminated. The Obligor Group’s amounts due from, amounts due to and transactions with certain wholly-owned domestic and foreign subsidiaries of the Company have been presented in separate line items, if they are material. Each of the Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Coeur to obtain funds from the Subsidiary Guarantors by dividend or loan.
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Subsidiary Guarantors
In thousands	June 30, 2026	December 31, 2025(1)	June 30, 2026	December 31, 2025((1)
Current assets	$384,440	$375,741	$996,431	$291,673
Non-current assets(2)	$8,487,248	$1,110,145	$11,462,792	$1,494,435
Non-guarantor intercompany assets	$4,885	$3,008	$—	$—

Current liabilities	$23,351	$33,646	$295,365	$166,385
Non-current liabilities	$747,643	$311,921	$3,129,631	$216,889
Non-guarantor intercompany liabilities	$288,014	$1,423	$—	$1,608
(1) Financial information excludes 1561611 B.C. Ltd., Coeur Silvertip Holdings Ltd., and New Gold Inc., which were added as subsidiary guarantors in the second quarter of 2026.
(2) Coeur Mining, Inc.’s non-current assets include its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2026

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$1,213,427
Gross profit (loss)	$(445)	$245,213
Net income	$368,614	$124,203
The following summarized financial information is presented to satisfy disclosure requirements of Rule 13-01 of Regulation S-X resulting from the guarantees by Coeur Alaska, Inc., Coeur Explorations, Inc., Coeur Rochester, Inc., Coeur South America Corp., Wharf Resources (U.S.A.), Inc. and its subsidiaries, Coeur Capital, Inc., Sterling Intermediate Holdco, Inc., Coeur Sterling Holdings LLC, 1561611 B.C. Ltd, Coeur Silvertip Holdings Ltd., and New Gold Inc. (collectively, the “2032 Subsidiary Guarantors”) of the 2032 Senior Notes. The following schedules present summarized financial information of (a) Coeur, the parent company, and (b) the Subsidiary Guarantors (collectively, the “2032 Obligor Group”). The summarized financial information of the 2032 Obligor Group is presented on a combined basis with intercompany balances and transactions between entities in the 2032 Obligor Group eliminated. The 2032 Obligor Group’s amounts due from, amounts due to and transactions with certain wholly-owned domestic and foreign subsidiaries of the Company have been presented in separate line items, if they are material. Each of the 2032 Subsidiary Guarantors is 100% owned by Coeur and the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Coeur to obtain funds from the 2032 Subsidiary Guarantors by dividend or loan.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.	Subsidiary Guarantors
In thousands	June 30, 2026	June 30, 2026
Current assets	$384,440	$996,431
Non-current assets(1)	$8,487,248	$11,462,792
Non-guarantor intercompany assets	$4,885	$—

Current liabilities	$23,351	$295,365
Non-current liabilities	$747,643	$3,129,631
Non-guarantor intercompany liabilities	$288,014	$—
(1) Coeur Mining, Inc.’s non-current assets include its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2026

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$1,213,427
Gross profit (loss)	$(445)	$245,213
Net income	$368,614	$124,203
The following summarized financial information is presented to satisfy disclosure requirements of Rule 13-01 of Regulation S-X resulting from the guarantee by New Gold Inc. of the New Gold 2032 Senior Notes. The following schedules present summarized financial information of New Gold Inc. In conjunction with the New Gold Transaction, Coeur completed the Exchange Offer for any and all of the New Gold 2032 Senior Notes for up to $400.0 million aggregate principal amount of 6.875% Senior Notes due 2032 to be issued by the Company and cash. The Exchange Offer expired on April 20, 2026 and the Amended New Gold Indenture became operative upon consummation of the Exchange Offer on the final settlement date on April 22, 2026. Under the Exchange Offer, of the $400.0 million aggregate principal amount of New Gold 2032 Senior Notes, $385.8 million aggregate principal amount of New Gold 2032 Senior Notes were exchanged for approximately $385.8 million aggregate principal amount of Coeur’s 2032 Senior Notes, and $14.2 million of New Gold 2032 Senior Notes remained outstanding as obligations of New Gold and governed by the Amended New Gold Indenture. Following the repurchase of $1.6 million of the outstanding New Gold 2032 Senior Notes during the second quarter, approximately $12.6 million of New Gold 2032 Senior Notes remained outstanding as at June 30, 2026. Coeur is not an obligor or guarantor of such remaining New Gold 2032 Senior Notes. See Note 8 -- Debt for additional details.
SUMMARIZED BALANCE SHEET

New Gold Inc.
In thousands	June 30, 2026
Current assets	$620,586
Non-current assets	$9,681,447
Non-guarantor intercompany assets	$—

Current liabilities	$133,879
Non-current liabilities	$2,903,988
Non-guarantor intercompany liabilities	$—

SUMMARIZED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2026

In thousands	New Gold Inc.
Revenue	$899,185
Gross profit	$111,246
Net income	$(83,427)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of June 30, 2026, $30.2 million in principal is due from the Mexican government associated with amounts that were paid as value-added tax (“VAT”) under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that were due, litigation and international arbitration). While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and certain unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur initiated an arbitration proceeding against Mexico under Annex 14-C of the United States-Mexico-Canada Agreement, or USMCA, for violations of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in arbitration and the process for recovering funds even if there is a successful outcome in arbitration can be lengthy and unpredictable.
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
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Opening Balance	$5,562	$6,230	$5,722	$6,382
Revenue Recognized	(138)	(192)	(298)	(344)
Closing Balance	$5,424	$6,038	$5,424	$6,038

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Royal Gold Stream Agreement
The Company’s subsidiary, New Gold Inc., is party to a streaming agreement (“Royal Gold Stream Agreement”) with Royal Gold A.G., a wholly-owned subsidiary of Royal Gold, Inc. (“Royal Gold”). Under the terms of the Royal Gold Stream Agreement, the Company is required to deliver to 6.5% of gold production from Rainy River to Royal Gold, up to a total of 230,000 ounces of gold and then 3.25% of the mine’s gold production thereafter. The Company is also required to deliver 60% of the mine’s silver production to Royal Gold, up to a maximum of 3.1 million ounces and then 30% of silver production thereafter. Royal Gold is required to pay 25% of the average spot gold or silver price at the time each ounce of gold or silver is delivered under the Royal Gold Stream Agreement. As of June 30, 2026, Rainy River had delivered 135,477 and 2,155,142 ounces of gold and silver, respectively, under the terms of the Royal Gold Stream Agreement. The Royal Gold Stream Agreement is satisfied by delivering gold and silver metal purchased in the open market. The cost to purchase gold and silver metal is included in Costs applicable to sales while the payment received from Royal Gold is recognized in Revenue under ASC 606 on the Condensed Consolidated Statements of Comprehensive Income.
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
The metal sales prepayments represented a contract liability under ASC 606, which required the Company to recognize ratably a portion of the deposit as revenue for each gold and silver ounce delivered to the customer. The remaining contract liability was included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. At June 30, 2026, there were no remaining contract liabilities.
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Opening Balance	$—	$—	$—	$42,164
Additions	—	—	—	—
Revenue Recognized	—	—	—	(42,164)
Closing Balance	$—	$—	$—	$—
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
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, and other general corporate purposes. As of June 30, 2026 and December 31, 2025, the Company had surety bonds totaling $526.0 million and $372.4 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time to time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
able to satisfy future bonding requirements through existing or alternative means, as they arise.
On June 22, 2026, the Company received proceeds of $10 million for a property damage claim and $10 million for a business interruption claim for a total of $20 million in partial satisfaction of insurance claims filed following the fire incident at the tertiary crusher at the Wharf mine in the fourth quarter of 2025, which occurred during regularly scheduled maintenance. The $10 million received for the business interruption claim was included in Costs applicable to sales and the $10 million received for the property damage claim was included in Pre-development, reclamation, and other. The Company recognizes property damage and business interruption insurance recoveries in accordance with the nature of the claim.
NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	June 30, 2026	December 31, 2025
Accrued salaries and wages	$58,154	$42,354
Deferred revenue (1)	736	683
Income and mining taxes	91,239	116,230
Deferred Cash Due 2026(2)	5,000	4,829
Accrued operating costs	12,296	12,506
Unrealized losses on derivatives	1,350	124
Taxes other than income and mining	12,001	17,465
Accrued interest payable	13,225	6,060
Operating lease liabilities	7,865	11,962
Accrued liabilities and other	$201,866	$212,213
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities.
(2) See Note 12 -- Fair Value Measurements for additional details on Deferred Cash Due 2026. Payment provided in July 2026 to satisfy the contractual obligation.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown in the Condensed Consolidated Statements of Cash Flows in the three and six months ended June 30, 2026 and 2025:

In thousands	June 30, 2026	June 30, 2025
Cash and cash equivalents	$1,052,274	$111,646
Restricted cash equivalents(1)	3,608	1,824
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,055,882	$113,470
(1) Restricted cash equivalents are included in Prepaid expenses and other and Restricted assets on the Condensed Consolidated Balance Sheet.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this Item. We provide Costs applicable to sales (“CAS”) allocation, referred to as the co-product method, based on revenue contribution for Palmarejo and Rochester and based on the primary metal, referred to as the by-product method, for Rainy River, New Afton and Wharf. Revenue from secondary metal, such as silver at Rainy River, New Afton and Wharf, is treated as a cost credit.
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
Second Quarter Highlights
For the quarter, Coeur reported revenue of $1 billion and cash provided by operating activities of $513 million, driven by the first full quarter of contributions from New Afton and Rainy River. We reported GAAP net income of $122 million, or $0.12 per diluted share. On a non-GAAP adjusted basis, the Company reported EBITDA of $478 million and net income of $123 million or $0.12 per diluted share. For the six months ended June 30, 2026, Coeur reported revenue of $2 billion and cash provided by operating activities of $854 million. We reported GAAP net income of $369 million, or $0.42 per diluted share. On a non-GAAP adjusted basis, the Company reported EBITDA of $953 million and net income of $376 million or $0.43 per diluted share.
•Record financial results despite lower realized prices – Record revenue of $1.1 billion increased 27% quarter over quarter and 126% year over year, record adjusted EBITDA of $478 million was slightly higher quarter over quarter and increased 124% year over year, and free cash flow of $388 million increased 45% quarter over quarter and 165% year over year. Average realized gold and silver prices declined 6% and 14% quarter over quarter, respectively, to $4,140 per gold ounce and $71.18 per silver ounce. Average realized prices in June were the lowest of the year at $3,823 per gold ounce and $62.84 per silver ounce. Silver contributed 30% of the Company’s revenue in the quarter
•Solid production balanced across portfolio, including record gold output – Quarterly gold production reached a record 163,490 ounces, representing a 51% increase year over year and 69% increase quarter over quarter, reflecting the first full quarter of contributions from the recently-acquired New Afton and Rainy River operations and a near doubling of Wharf’s gold production from the prior quarter. Quarterly silver production of 4.4 million ounces was flat quarter over quarter and down 7% year over year, partially driven by lower silver grades at Rochester and Palmarejo and offset by record crusher performance at Rochester
•Growing liquidity and robust capital returns – Coeur’s $1.1 billion quarter-end cash balance was nearly ten times higher than the prior-year quarter-end and double the year-end 2025 cash balance. Since the commencement of the enhanced capital return program in mid-May, Coeur has repurchased $121 million of common stock, or 6.7 million shares, through July 31, and issued payment of an inaugural $0.02 per share semi-annual dividend in June. The Company also eliminated $39 million of capital leases in the quarter
•Record expected full-year production and financial results; adjustments to partial-year guidance ranges at new Canadian operations – Based on the mid-point of refined 2026 guidance ranges and updated metals price assumptions, the Company now expects to produce approximately 690,000 ounces of gold, 20 million ounces of silver, and 45 million pounds of copper and generate record full-year adjusted EBITDA of $2.3 billion and free cash flow of $1.5 billion. Coeur’s five legacy operations remain on track to achieve their prior stated full-year guidance while partial-year guidance updates at the two new Canadian operations reflect slightly slower than previously assumed ramp-up rates at New Afton’s C-Zone and Rainy River’s underground operations in 2026

Selected Financial and Operating Results

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Financial Results: (in thousands, except per share amounts)
Gold sales	$694,992	$475,222	$1,170,214	$558,441
Silver sales	$321,629	$362,198	$683,827	$282,271
Copper sales	$68,971	$18,772	$87,743	$—
Consolidated revenue	$1,085,592	$856,192	$1,941,784	$840,712
Net income	$121,853	$246,761	$368,614	$104,079
Net income per share, diluted	$0.12	$0.35	$0.42	$0.18
Adjusted net income (loss)(1)	$122,607	$253,497	$376,105	$143,372
Adjusted net income (loss) per share, diluted(1)	$0.12	$0.36	$0.43	$0.25
EBITDA(1)	$482,086	$454,983	$937,069	$308,302
Adjusted EBITDA(1)	$478,267	$474,883	$953,151	$335,675
Free cash flow	$387,523	$266,757	$654,280	$163,777
Total debt(2)	$705,291	$761,376	$705,291	$380,722
Operating Results:
Gold ounces produced	163,490	96,457	259,947	195,253
Silver ounces produced	4,391,870	4,388,346	8,780,216	8,451,412
Copper pounds produced	11,377,407	1,321,844	12,699,251	—
Gold ounces sold	167,877	108,420	276,297	196,264
Silver ounces sold	4,518,263	4,371,556	8,889,819	8,564,673
Copper pounds sold	11,287,253	3,385,075	14,672,328	—
Average realized price per gold ounce	$4,140	$4,383	$4,235	$2,845
Average realized price per silver ounce	$71.18	$82.85	$76.92	$32.96
Average realized price per copper pound	$6.11	$5.55	$5.98	$—
(1)See “Non-GAAP Financial Performance Measures”. Includes costs of $140 million and $85 million for the three months ended June 30, 2026 and March 31, 2026, respectively, and $225 million and $57 million for the six months ended June 30, 2026 and 2025, respectively, related to the PPA ascribed to Inventory at New Afton, Rainy River and Las Chispas.
(2)Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended June 30, 2026 compared to Three Months Ended March 31, 2026
Revenue
We sold 167,877 gold ounces, 4.5 million silver ounces, and 11.3 million copper pounds compared to 108,420 gold ounces, 4.4 million silver ounces, and 3.4 million copper pounds. Revenue increased by $229 million, or 27%, as a result of full-quarter sales from Rainy River and New Afton, a 2% increase in gold ounces sold from Coeur’s legacy mines, and a 10% increase in average realized copper price, partially offset by a 1% decrease in silver sales from Coeur’s legacy mines and 6% and 14% decreases in average realized gold and silver prices, respectively. The increase in gold ounces sold was the result of higher mill throughput at Las Chispas and Kensington, higher placement rates at Wharf, and full-quarter sales at Rainy River and New Afton. This was partially offset by lower grades at Palmarejo, and sequencing and timing of grade delivered to pad at Rochester. The slight increase in silver ounces sold was the result of full-quarter sales at Rainy River and New Afton, partially offset by lower grades at Palmarejo, and sequencing and timing of grade delivered to pad at Rochester. Gold, silver, and copper represented 64%, 30%, and 6% of second quarter 2026 sales revenue, respectively, compared to 56%, 42%, and 2% of first quarter 2026 sales revenue, respectively.

The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2026	March 31, 2026
Gold sales	$694,992	$475,222	$219,770	46%
Silver sales	321,629	362,198	(40,569)	(11)%
Copper sales	68,971	18,772	50,199	267%
Metal sales	$1,085,592	$856,192	$229,400	27%
Costs Applicable to Sales
Costs applicable to sales increased $220 million, or 67%, primarily driven by full-quarter sales at Rainy River and New Afton as well as the impact of the PPA ascribed to Inventory of $140 million compared to $85 million in the first quarter of 2026. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $156 million, or 156%, as a result of full-quarter sales at Rainy River and New Afton, and higher gold and silver ounces sold at Las Chispas and Wharf, partially offset by lower gold and silver ounces sold at Palmarejo, Rochester, and Kensington.
Expenses
General and administrative expenses increased $1 million, or 5%, primarily due to higher outside service and travel costs, partially offset by lower stock-based compensation costs.
Exploration expense increased $8 million, or 33%, primarily due to full-quarter of exploration activity at Rainy River and New Afton, and increased drilling activity at Wharf, Kensington, and Rochester.
Pre-development, reclamation, and other expenses decreased $23 million, or 78%, as a result of lower transaction and integration costs associated with the acquisition of New Gold in the first quarter and the receipt of property damage insurance proceeds related to the fire incident at Wharf.
The following table summarizes pre-development, reclamation and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	June 30, 2026	March 31, 2026
Silvertip ongoing carrying costs	$3,242	$3,266	$(24)	(1)%
Loss on sale of assets	19	25	(6)	(24)%
Asset retirement accretion	6,088	4,839	1,249	26%
Transaction and integration costs	3,954	19,910	(15,956)	(80)%
Wage and hour litigation settlement	—	(517)	517	(100)%
Obligor exchange	2,464	—	2,464	100%
Wharf property damage proceeds	(10,000)	—	(10,000)	100%
Other	790	2,304	(1,514)	(66)%
Pre-development, reclamation and other expense	$6,557	$29,827	$(23,270)	(78)%
Other Income and Expenses
The Company incurred $0.3 million of debt extinguishment costs following the prepayment of $39 million of Rochester finance leases.
Interest expense (net of capitalized interest) increased to $11 million attributable to the higher interest paid under the New Gold 2032 Senior Notes assumed in the New Gold Transaction and 2032 Senior Notes, partially offset by lower interest paid on finance leases. The new $1.0 billion RCF had no outstanding amount drawn as of June 30, 2026.
Other, net increased to a gain of $10 million compared to $8 million as a result of higher foreign exchange rate gains.

Income and Mining Taxes
Income and mining tax expense of approximately $93 million resulted in an effective tax rate of 43.3% for the three months ended June 30, 2026. This compares to income tax expense of $102 million for an effective tax rate of 29.2% for the three months ended March 31, 2026. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) foreign exchange rates; (iv) excess of tax benefits from share-based compensation; (v) mining taxes; (vi) the impact of uncertain tax positions; (vii) percentage depletion and (viii) U.S. valuation allowance release. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $10 million and decreased income and mining tax expense by $2 million for the three months ended June 30, 2026 and March 31, 2026, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended June 30,		Three Months Ended March 31,
	2026		2026
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$122,619	$(40,034)	$139,173	$(30,642)
Canada	(101,258)	29,955	(41,567)	8,381
Mexico	193,907	(83,159)	251,360	(79,693)
Other jurisdictions	(177)	—	(251)	—
	$215,091	$(93,238)	$348,715	$(101,954)
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
The Company has historically provided a valuation allowance against a portion of its U.S. net deferred tax assets. During the three and six months ended June 30, 2026, the Company released nil and $1.0 million, respectively, of valuation allowance against its U.S. net deferred tax assets resulting in a non-cash deferred tax benefit. The $1.0 million valuation allowance released is related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $56 million of U.S. federal and state deferred tax assets as of June 30, 2026 because the Company has concluded it is not more likely than not to be realized.
The exact timing and amount of any valuation allowance release are subject to change, depending upon the Company’s future profitability and the net deferred tax assets available.
Net Income
Net income was $122 million, or $0.12 per diluted share, compared to $247 million, or $0.35 per diluted share. The decrease in net income resulted from a 1% decrease in silver sales from Coeur’s legacy mines and a 6% and 14% decrease in average realized gold and silver prices, respectively, post-acquisition costs applicable to sales at Rainy River and New Afton, and higher exploration and interest expense. This was partially offset by full-quarter sales from Rainy River and New Afton and a 2% increase in gold ounces sold from Coeur’s legacy mines, and lower income and mining taxes. Adjusted net income was $123 million, or $0.12 per diluted share, compared to $253 million, or $0.36 per diluted share (see “Non-GAAP Financial Performance Measures”).

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Revenue
The Company sold 276,297 gold ounces, 8.9 million silver ounces, and 14.7 million copper pounds compared to 196,264 gold ounces, 8.6 million silver ounces, and zero copper pounds. Revenue increased by $1,101 million, or 131%, as a result of post-acquisition sales at Rainy River and New Afton, a 1% increase in silver ounces sold from Coeur’s legacy mines, and a 49% and 133% increase in average realized gold and silver prices, respectively. This was partially offset by a 14% decrease in gold ounces sold from Coeur’s legacy mines. The increase in gold ounces sold was primarily due to full-year sales at Las Chispas and post-acquisition sales at Rainy River and New Afton, partially offset by lower mill throughput at Palmarejo and Kensington, lower grades at Palmarejo, Rochester, and Kensington, and temporarily reduced crushing capacity at Wharf. The increase in silver ounces sold resulted from full-quarter sales at Las Chispas, partially offset by lower mill throughput at Palmarejo, and grades at Palmarejo and Rochester. Gold, silver and copper represented 60%, 35% and 5% of 2026 sales, respectively, compared to 66%, 34% and nil of 2025 sales, respectively.
The following table summarizes consolidated metal sales:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2026	2025
Gold sales	$1,170,214	$558,441	$611,773	110%
Silver sales	683,827	282,271	401,556	142%
Copper sales	87,743	—	87,743	100%
Metal sales	$1,941,784	$840,712	$1,101,072	131%
Costs Applicable to Sales
Costs applicable to sales increased $446 million, or 103%, primarily due to the post-acquisition sales at Rainy River and New Afton, full-year sales at Las Chispas and higher operating costs at Palmarejo, Rochester and Kensington, partially offset by lower gold ounces sold Wharf. Cost applicable to sales includes the impact of the PPA ascribed to Inventory of $225 million compared to $57 million during 2025. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $251 million, or 240%, as a result of post-acquisition sales at Rainy River and New Afton, full-year sales at Las Chispas, partially offset by lower gold ounces sold at Palmarejo, Kensington and Wharf.
Expenses
General and administrative expenses increased $17 million, or 63%, primarily due to higher stock-based compensation, annual incentive compensation, outside services, and audit fees.
Exploration expense increased $17 million, or 39%, driven by planned higher resource expansion drilling activity at all locations, full-year exploration expense at Las Chispas, and post-acquisition exploration expense at Rainy River and New Afton.
Pre-development, reclamation, and other expenses increased $6 million, or 21%, primarily due to higher transaction and integration costs related to the New Gold Transaction, partially offset by the receipt of property damage insurance proceeds related to the fire incident at Wharf.
The following table summarizes pre-development, reclamation and other expenses:

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
In thousands	2026	2025
Silvertip ongoing carrying costs	$6,508	$5,050	$1,458	29%
(Gain) Loss on sale of assets	45	303	(258)	(85)%
Asset retirement accretion	10,927	9,632	1,295	13%
Kensington royalty settlement	—	(95)	95	(100)%
Transaction and integration costs	23,864	11,710	12,154	104%
Obligor exchange	2,464	—	2,464	100%
Wharf property damage proceeds	(10,000)	—	(10,000)	(100)%
Other	2,576	3,514	(938)	(27)%
Pre-development, reclamation and other expense	$36,384	$30,114	$6,270	21%
Other Income and Expenses
The Company incurred $2 million of debt extinguishment costs following the termination of the $400 million revolving credit facility and its replacement with the new $1.0 billion RCF, and prepayment of $39 million of Rochester finance leases.
Interest expense (net of capitalized interest) decreased to $17 million from $19 million due to lower interest paid under the RCF driven by lower average debt levels and lower interest paid under finance leases, partially offset by higher interest paid under the New Gold 2032 Senior Notes assumed in the New Gold Transaction and 2032 Senior Notes. The new $1.0 billion RCF had no outstanding amount drawn as of June 30, 2026.
Other, net increased to a gain of $17 million compared to $1.9 million as a result of higher interest income and foreign exchange rate gains.
Income and Mining Taxes
Income and mining tax expense of approximately $195 million resulted in an effective tax rate of 34.6% for the six months ended June 30, 2026. This compares to income tax expense of $81 million for an effective tax rate of 43.8% for the six months ended June 30, 2025. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) variations in our income before income taxes; (ii) geographic distribution of that income; (iii) mining taxes; (iv) percentage depletion; (v) foreign exchange rates; (vi) excess of tax benefits from share-based compensation; (vii) the impact of uncertain tax positions and (viii) U.S. valuation allowance release. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $9 million and $28 million for the six months ended June 30, 2026 and 2025, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Six Months Ended June 30,
	2026		2025
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$261,792	$(70,676)	$102,463	$(20,534)
Canada	(142,825)	38,336	(25,051)	(811)
Mexico	445,267	(162,852)	107,969	(59,663)
Other jurisdictions	(428)	—	(294)	—
	$563,806	$(195,192)	$185,087	$(81,008)
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
The Company has historically provided a valuation allowance against a portion its U.S. net deferred tax assets. During the three and six months ended June 30, 2026, the Company released nil and $1.0 million, respectively, of valuation allowance against its U.S. net deferred tax assets resulting in a non-cash deferred tax benefit. The $1 million valuation allowance released is related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $56 million of U.S. federal and state deferred tax assets as of June 30, 2026, because the Company has concluded it is not more likely than not to be realized.
The exact timing and amount of any valuation allowance release are subject to change, depending upon the Company’s future profitability and the net deferred tax assets available.
Net Income
Net income was $369 million, or $0.42 per diluted share, compared to $104 million, or $0.18 per diluted share. The increase in net income was driven by a 1% increase in silver ounces sold from Coeur’s legacy mines, post-acquisition sales at Rainy River and New Afton, a 49% and 133% increase in average realized gold and silver prices, respectively, and full-quarter sales at Las Chispas. This was partially offset by post-acquisition costs applicable to sales at Rainy River and New Afton, higher general and administrative, exploration, transaction and integration costs, and mining and income tax expense. Adjusted net income was $376 million, or $0.43 per diluted share, compared to $143 million, or $0.25 per diluted share (see “Non-GAAP Financial Performance Measures”).
2026 Guidance
The Company has refined its full-year 2026 guidance for production, CAS, capital expenditures, amortization, and income and mining tax to reflect lower assumed metals prices in the second half of 2026 and to incorporate post-acquisition adjustments following the initial full quarter of ownership by Coeur of Rainy River and New Afton.
Updated production and CAS guidance for the nine months of ownership of Rainy River and New Afton in 2026 reflects slightly slower assumed ramp-up rates at Rainy River’s underground operations and New Afton’s C-Zone. Full-year production and CAS guidance for Coeur’s five legacy operations remain unchanged.
The Company reaffirmed its full-year guidance for exploration and general and administrative expenses (“G&A”).
Capital expenditure guidance increased to $520 - $605 million (previously $437 - $526 million), primarily reflecting the inclusion of approximately $45 million of capitalized stripping costs (previously categorized as expensed) and $25 million of expenditures related to underground development, equipment and infrastructure at Rainy River. The updated capital expenditure guidance also included the addition of approximately $15 million of development capital at Silvertip to support further project study work.
Based on lower assumed metal prices, the Company reduced full-year 2026 cash income and mining tax guidance to $350 - $450 million (previously $475 - $600 million).
Based on the preliminary purchase price allocation for mineral properties, the Company reduced full-year 2026 amortization to $1.1 - $1.2 billion (previously $1.2 - $1.4 billion).
2026 Production Guidance

		Previous			Updated
	Gold	Silver	Copper	Gold	Silver	Copper
	(oz)	(K oz)	(M lbs)	(oz)	(K oz)	(M lbs)
New Afton	60,000 - 80,000	130 - 180	50 - 65	50,000 - 60,000	100 - 180	40 - 50
Rainy River	230,000 - 275,000	350 - 450	-	190,000 - 230,000	380 - 450	-
Las Chispas	55,000 - 65,000	5,500 - 6,300	-	55,000 - 65,000	5,500 - 6,300	-
Palmarejo	95,000 - 105,000	6,250 - 7,000	-	95,000 - 105,000	6,250 - 7,000	-
Rochester	70,000 - 90,000	6,400 - 7,800	-	70,000 - 90,000	6,400 - 7,800	-
Kensington	98,000 - 110,000	-	-	98,000 - 110,000	-	-
Wharf	72,000 - 90,000	50 - 200	-	72,000 - 90,000	50 - 200	-
Total	680,000 - 815,000	18,680 - 21,930	50 - 65	630,000 - 750,000	18,680 - 21,930	40 - 50

2026 Adjusted Costs Applicable to Sales Guidance

		Previous			Updated
	Gold	Silver	Copper	Gold	Silver	Copper
	($/oz)	($/oz)	($/lb)	($/oz)	($/oz)	($/lb)
New Afton (co-product)	$1,000 - $1,200	-	$1.20 - $1.35	$1,300 - $1,600	-	$2.00 - $2.30
Rainy River (by-product)	$2,150 - $2,350	-	-	$2,700 - $3,000	-	-
Las Chispas (co-product)	$750 - $950	$12.50 - $14.50	-	$750 - $950	$12.50 - $14.50	-
Palmarejo (co-product)	$700 - $900	$21.50 - $23.50	-	$700 - $900	$21.50 - $23.50	-
Rochester (co-product)	$1,350 - $1,550	$23.00 - $25.00	-	$1,350 - $1,550	$23.00 - $25.00	-
Kensington	$1,750 - $1,950	-	-	$1,750 - $1,950	-	-
Wharf (by-product)	$1,400 - $1,600	-	-	$1,400 - $1,600	-	-

2026 Capital, Amortization, Exploration, G&A and Income and Mining Tax Guidance

	Previous	Updated
	($M)	($M)
Capital Expenditures, Sustaining	$291 - $337	$360 - $405
Capital Expenditures, Development	$146 - $189	$160 - $200
Exploration, Expensed	$118 - $132	$118 - $132
Exploration, Capitalized	$29 - $37	$29 - $37
General & Administrative Expenses	$90 - $100	$90 - $100
Cash Income and Mining Taxes	$475 - $600	$350 - $450
Amortization	$1,200 - $1,400	$1,100 - $1,200
Effective Tax Rate (%)	30% - 36%	34% - 38%
Note: The Company’s previous guidance figures assumed estimated prices of $4,550/oz gold, $77.50/oz silver, and $5.00/lb copper, as well as CAD of 1.38 and MXN of 18.00. The Company’s updated guidance figures assume estimated prices of $4,000/oz gold, $60.00/oz silver, and $6.00/lb copper, as well as CAD of 1.38 and MXN of 18.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

The normalized effective tax rate excludes items that are not reflective of Coeur’s underlying performance, such as the impacts of foreign currency on deferred taxes, taxes related to prior periods, and one-time, non-cash, tax valuation allowance adjustments.

Results of Operations
New Afton, Canada

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Tonnes milled	1,101,408	134,385	1,235,793	—
Average gold grade (grams/tonne)	0.48	0.44	0.48	—
Average copper grade (%)	0.54	0.48	0.53	—
Average recovery rate – Au	85.1%	87.4%	85.4%	—%
Average recovery rate – Cu	90.6%	94.8%	91.0%	—%
Gold ounces produced	14,059	1,605	15,664	—
Silver ounces produced	29,209	3,674	32,883	—
Copper pounds produced	11,377,407	1,321,844	12,699,251	—
Gold ounces sold	13,832	3,906	17,738	—
Silver ounces sold	29,261	9,132	38,393	—
Copper pounds sold	11,287,253	3,385,075	14,672,328	—
CAS per gold ounce(1)	$1,778	$4,488	$2,371	—
CAS per copper pound(1)	$2.33	$5.36	$3.04	—
(1)See Non-GAAP Financial Performance Measures. Includes the impact of $2,560 and $3.10 on costs applicable to sales per gold ounce and copper pound sold, respectively, attributable to PPA ascribed to Inventory of $20 million in the first quarter of 2026, and $531 and $0.73 on costs applicable to sales per gold ounce and copper pound sold, respectively, attributable to PPA ascribed to Inventory of $20 million in the six months ended June 30, 2026. The impact on costs applicable to sales per gold ounce and copper pound sold, respectively, attributable to PPA in the second quarter of 2026 was not significant.
Three Months Ended June 30, 2026 compared to Three Months Ended March 31, 2026
Gold and copper production increased 776% and 761%, respectively, reflecting the first full quarter of operations under Coeur’s ownership, as the prior quarter represented only 11 days of post-acquisition activity subsequent to the acquisition of New Gold on March 20, 2026, and higher gold and copper grades. Metal sales were $133 million, or 12% of Coeur’s metal sales, compared with $38 million, or 4% of Coeur’s metal sales. Revenue increased by $96 million, or 253%, of which $95 million was due to higher volume of gold and copper production and $1 million was due to higher average realized copper prices, partially offset by lower average realized gold prices. Costs applicable to sales per gold ounce and copper pound sold in the first quarter of 2026 included $2,560 and $3.10, respectively, of costs related to the expensing of $20 million of PPA that was ascribed to Inventory. The second quarter PPA impact was not significant. Amortization totaled $106 million. Capital expenditures were $12 million.
Six Months Ended June 30, 2026
New Afton results represent post-acquisition activity subsequent to the acquisition of New Gold on March 20, 2026. Metal sales were $171 million, or 9% of Coeur’s metal sales. Costs applicable to sales per gold ounce and copper pound sold includes $531 and $0.73, respectively, of costs related to the expensing of $20 million of PPA that was ascribed to Inventory. Amortization totaled $121 million. Capital expenditures were $12 million.
Rainy River, Canada

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Tonnes milled	2,396,866	225,632	2,622,498	—
Average gold grade (grams/tonne)	0.90	0.87	0.98	—
Average recovery rate – Au	92.5%	90.1%	93.0%	—%
Gold ounces produced	64,042	12,494	76,536	—
Silver ounces produced	127,044	19,209	146,253	—
Gold ounces sold	69,050	21,407	90,457	—
Silver ounces sold	189,824	31,990	221,814	—
CAS per gold ounce(1)	$3,788	$4,215	$3,889	—

(1)See Non-GAAP Financial Performance Measures. Includes the impact of $2,036, $3,026, and $2,270 on costs applicable to sales per gold ounce sold, attributable to PPA ascribed to Inventory of $141 million, $65 million, and $205 million in the second quarter, first quarter and six months ended June 30, 2026, respectively.
Three Months Ended June 30, 2026 compared to Three Months Ended March 31, 2026
Gold and silver production increased 413% and 561%, respectively, reflecting the first full quarter of operations under Coeur’s ownership, as the prior quarter represented only 11 days of post-acquisition activity subsequent to the acquisition of New Gold on March 20, 2026, and higher gold grades. Metal sales were $305 million, or 28% of Coeur’s metal sales, compared with $96 million, or 11% of Coeur’s metal sales. Revenue increased by $208 million, or 216%, of which $211 million was due to higher volume of gold and silver production, partially offset by $3 million due to lower average realized gold and silver prices. Costs applicable to sales per gold ounce sold for second and first quarter of 2026 include $2,036 and $3,026, respectively, of costs related to the expensing of $141 million and $65 million, respectively, of PPA that was ascribed to Inventory. Amortization totaled $79 million. Capital expenditures were $57 million.
Six Months Ended June 30, 2026
Rainy River results represent post-acquisition activity subsequent to the acquisition of New Gold on March 20, 2026. Metal sales were $401 million, or 21% of Coeur’s metal sales. Costs applicable to sales per gold ounce sold include $2,270 of costs related to the expensing of $205 million of PPA that was ascribed to Inventory. Amortization totaled $96 million. Capital expenditures were $64 million.
Las Chispas, Mexico

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Tonnes milled	129,334	119,197	248,531	161,267
Average gold grade (grams/tonne)	4.0	4.0	4.0	5.0
Average silver grade (grams/tonne)	370	389	379	450
Average recovery rate – Au	100.2%	99.1%	99.6%	94.1%
Average recovery rate – Ag	97.6%	99.4%	98.5%	94.5%
Gold ounces produced	15,518	15,031	30,549	23,446
Silver ounces produced	1,502,898	1,480,666	2,983,564	2,202,911
Gold ounces sold	16,459	14,898	31,357	25,632
Silver ounces sold	1,565,096	1,460,512	3,025,608	2,403,133
CAS per gold ounce(1)	$853	$781	$806	$1,962
CAS per silver ounce(1)	$13.45	$13.57	$13.64	$20.93
(1)See Non-GAAP Financial Performance Measures. Includes the impact of $1,106 and $11.80 on costs applicable to sales per gold and silver ounce sold, respectively, attributable to PPA ascribed to Inventory of $57 million in the six months ended June 30, 2025.
Three Months Ended June 30, 2026 compared to Three Months Ended March 31, 2026
Gold and silver production increased 3% and 2%, respectively, as a result of higher mill throughput, partially offset by lower silver grades. Metal sales were $187 million, or 17% of Coeur’s metal sales, compared with $194 million, or 23% of Coeur’s metal sales. Revenue decreased by $7 million, or 3%, of which $21 million was due to lower average realized gold and silver prices, partially offset by $14 million due to higher volume of gold and silver production. Costs applicable to sales per gold and silver ounce increased 9% and decreased 1%, respectively, due to the mix of gold and silver sales, which impacted co-product cost allocation, and higher production, partially offset by higher outside service costs. Amortization increased by $4 million to $40 million as a result of higher gold and silver ounces sold. Capital expenditures increased to $16 million driven by the timing of capital expenditure payments.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Las Chispas results represent post-acquisition activity subsequent to the SilverCrest Transaction that closed on February 14, 2025, which drove the gold and silver production increase of 30% and 35%, respectively. Metal sales were $381 million, or 20% of Coeur’s metal sales, compared with $161 million, or 19% of Coeur’s metal sales. Revenue increased by $220 million, or 137%, of which $145 million was due to higher gold and silver prices, and $75 million was attributable to higher volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 59% and 35%, respectively, due to the mix of gold and silver sales which impacted co-product cost allocation and the absence of PPA that was ascribed to Inventory in 2026. In the prior year, costs applicable to sales per gold and silver ounce sold included $1,106 and $11.80, respectively, of costs related to the expensing of the $57 million of PPA. Amortization and capital expenditures increased to $75 million and $29 million, respectively, due to a full year of results in 2026.
Palmarejo, Mexico

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Tonnes milled	485,614	441,721	927,335	838,964
Average gold grade (grams/tonne)	1.3	1.7	1.5	2.0
Average silver grade (grams/tonne)	112	116	114	144
Average recovery rate – Au	93.8%	96.2%	95.1%	94.0%
Average recovery rate – Ag	85.5%	89.6%	87.5%	88.1%
Gold ounces produced	18,602	22,918	41,520	50,304
Silver ounces produced	1,488,595	1,475,267	2,963,862	3,421,268
Gold ounces sold	19,907	22,935	42,842	49,495
Silver ounces sold	1,483,118	1,468,463	2,951,581	3,356,769
CAS per gold ounce(1)	$1,016	$760	$893	$896
CAS per silver ounce(1)	$27.69	$23.03	$25.16	$14.31
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2026 compared to Three Months Ended March 31, 2026
Gold and silver production decreased 19% and increased 1%, respectively, as a result of lower gold and silver grades and lower average gold and silver recoveries, partially offset by higher mill throughput. Metal sales were $160 million, or 15% of Coeur’s metal sales, compared with $188 million, or 22% of Coeur’s metal sales. Revenue decreased by $29 million, or 15%, of which $22 million was due to lower average realized gold and silver prices, and $7 million was attributable to lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce increased 34% and 20%, respectively, due to the mix of gold and silver sales, which impacted co-product cost allocation, higher labor and consumable costs, and lower gold production. Amortization decreased by $1 million to $6 million as a result of lower gold ounces sold. Capital expenditures decreased to $7 million due to lower infill drilling.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Gold and silver production decreased 17% and 13%, respectively, as a result of lower gold and silver grades, partially offset by higher mill throughput. Metal sales were $348 million, or 18% of Coeur’s metal sales, compared with $210 million, or 25% of Coeur’s metal sales. Revenue increased by $138 million, or 66%, of which $188 million was due to higher gold and silver prices, partially offset by $50 million due to lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce remained comparable and increased 76%, respectively, due to the mix of gold and silver sales, which impacted co-product cost allocation, higher labor and consumable costs, lower production, and favorable impact of exchange rates in 2025. Amortization decreased to $13 million due to lower gold and silver ounces sold. Capital expenditures increased to $16 million due to higher levels of underground development and infill drilling.

Rochester, United States

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Tonnes placed(1)	8,041,787	6,724,626	14,766,413	13,461,708
Average gold grade (grams/tonne)	0.07	0.07	0.07	0.09
Average silver grade (grams/tonne)	10.2	12.2	11.1	20.3
Gold ounces produced	11,671	14,112	25,783	27,655
Silver ounces produced	1,225,170	1,394,434	2,619,604	2,740,048
Gold ounces sold	11,748	14,090	25,838	28,594
Silver ounces sold	1,235,420	1,386,919	2,622,339	2,719,821
CAS per gold ounce(2)	$1,855	$1,451	$1,614	$1,687
CAS per silver ounce(2)	$30.04	$24.04	$27.07	$17.73
(1)During the three months ended June 30, 2026 and March 31, 2026, 6.8 million and 5.9 million tonnes of crushed ore were placed on the new leach pad, respectively. During the six months ended June 30, 2026 and June 30, 2025, 12.7 million and 11.1 million tonnes of crushed ore were placed on the new leach pad, respectively.
(2)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2026 compared to Three Months Ended March 31, 2026
Gold and silver production decreased 17% and 12%, respectively, driven by timing of tonnes delivered to pad. Ore tonnes crushed during the quarter consisted of approximately 6.8 million tonnes (7.5 million tons) through the crushing circuit and 1.3 million tonnes (1.4 million tons) of direct to pad (“DTP”) material. Ore tonnes placed during the quarter totaled 8.0 million tonnes (8.9 million tons), a 20% (1.3 million tonnes) increase from the prior quarter. Metal sales were $141 million, or 13% of Coeur’s metal sales, compared with $181 million, or 21% of Coeur’s metal sales. Revenue decreased by $41 million, or 22%, of which $20 million was due to lower average realized gold and silver prices, and $21 million was attributable to a lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce increased 28% and 25%, respectively, as a result of higher labor, consumable and maintenance costs, and the mix of gold and silver sales which impacted co-production cost allocation, partially offset by increased recoverable ounces placed on the new leach pad. Amortization decreased to $14 million driven by the decrease in gold and silver ounces sold. Capital expenditures decreased to $18 million from $23 million due to lower capitalized stripping related to the Phase 2 development of the Stage 6 leach pad.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Gold and silver production decreased 7% and 4%, respectively, as a result of lower grade, partially offset by higher placement rates. Metal sales were $322 million, or 17% of Coeur’s metal sales, compared with $178 million, or 21% of Coeur’s metal sales in the prior year period. Revenue increased by $145 million, or 81%, of which $165 million was due to higher average realized gold and silver prices, partially offset by $20 million due to lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 4% and increased 53%, respectively, as a result of the mix of gold and silver sales which impacted co-product cost allocation, higher labor, diesel and royalties costs, and lower production, partially offset by increased tonnes placed on the new leach pad. Amortization decreased to $30 million due to lower gold and silver ounces sold. Capital expenditures increased to $41 million from $39 million due higher capitalized stripping related to the construction of a new open pit, partially offset by lower equipment purchases.
Kensington, United States

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Tonnes milled	169,823	157,253	327,076	342,474
Average gold grade (grams/tonne)	4.3	4.5	4.4	4.8
Average recovery rate	91.5%	91.2%	91.4%	92.5%
Gold ounces produced	21,528	20,525	42,053	49,270
Gold ounces sold	20,700	21,267	41,967	48,956
CAS per gold ounce(1)	$2,327	$2,249	$2,288	$1,801
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2026 compared to Three Months Ended March 31, 2026
Gold production increased 5% as a result of higher mill throughput, partially offset by lower grades. Metal sales were $87 million, or 8% of Coeur’s metal sales, compared to $109 million, or 13% of Coeur’s metal sales. Revenue decreased by $21 million, or 20%, of which $2 million was due to lower volume of gold production and $19 million was due to lower average realized gold prices. Costs applicable to sales per gold ounce increased 3% as lower labor costs and higher production were more than offset by higher consumable costs. Amortization decreased to $8 million, primarily due to a decrease in gold ounces sold. Capital expenditures increased to $12 million due to higher tailing dams expansion expenditures.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Gold production decreased 15% as a result of lower mill throughput and lower grades. Metal sales were $196 million, or 10% of Coeur’s metal sales, compared to $155 million, or 18% of Coeur’s metal sales in the prior year period. Revenue increased by $41 million, or 27%, of which $74 million was due to higher average realized gold prices, partially offset by $33 million resulting from lower volume of gold production. Costs applicable to sales per gold ounce increased 27% due to lower production, and higher labor and maintenance costs, partially offset by lower outside service costs. Amortization decreased to $17 million resulting lower gold ounces sold. Capital expenditures decreased to $21 million from $32 million due to a decrease in underground development, capitalized exploration and tailings dam expansion expenditures.
Wharf, United States

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Tonnes placed	1,412,212	366,184	1,778,396	1,940,744
Average gold grade (grams/tonne)	1.1	1.1	1.1	1.0
Gold ounces produced	18,070	9,772	27,842	44,578
Silver ounces produced	18,954	15,096	34,050	87,185
Gold ounces sold	16,181	9,917	26,098	43,587
Silver ounces sold	15,544	14,540	30,084	84,950
CAS per gold ounce(1)	$1,280	$1,591	$1,398	$1,221
(1)See Non-GAAP Financial Performance Measures.

Three Months Ended June 30, 2026 compared to Three Months Ended March 31, 2026
Gold production increased 85% driven by increased ore tonnes placed, reflecting the successful return to normal crushing rates following the November 2025 crusher fire, bolstered by contract crushing exceeding planned throughput. Demobilization of the contract crushing is complete and normal site operations have resumed, concurrent with the completion of secondary and tertiary crusher upgrades. Metal sales were $73 million, or 7% of Coeur’s metal sales, compared to $50 million, or 6% of Coeur’s metal sales in the prior year period. Revenue increased by $23 million, or 46%, of which $28 million resulted from higher gold production, partially offset by $5 million due to lower average realized gold prices. Costs applicable to sales per gold ounce decreased 20% due to higher ore tons placed and the $10 million received for the business interruption claim, partially offset by higher labor, consumable, and royalty costs. Amortization increased to $1 million as a result of the increase in gold ounces mined. Capital expenditures decreased to $(2) million from $13 million, reflecting a partial recovery of crusher construction costs from property damage insurance proceeds of $10 million. The Company recognizes property damage and business interruption insurance recoveries in accordance with the nature of the claim.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Gold production decreased 38% driven by lower material placed on the pads. Ore tonnes placed were negatively impacted by a fire incident at the tertiary crusher which occurred during regularly scheduled maintenance in late 2025. Metal sales were $123 million, or 6% of Coeur’s metal sales, compared to $137 million, or 16% of Coeur’s metal sales in the prior year period. Revenue decreased by $15 million, or 11%, of which $85 million was due to lower gold production, partially offset by $70 million attributable to higher average realized gold prices. Costs applicable to sales per gold ounce increased 14% due to lower ore tonnes placed and higher labor, consumable, royalty, and outside service costs, partially offset by the he $10 million received for the business interruption claim. Amortization decreased to $2 million as a result of lower gold ounces mined. Capital expenditures remained comparable at $11 million.

Silvertip, Canada
Three Months Ended June 30, 2026 compared to Three Months Ended March 31, 2026
Exploration expenses totaled $6 million in the second quarter of 2026 compared to $9 million in the first quarter of 2026. Ongoing carrying costs at Silvertip totaled $3 million in both periods. Capital expenditures totaled $5 million compared to $2 million in the prior period.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Exploration expense totaled $16 million in 2026 as the Company continued to focus on expanding the mineral resources at Silvertip, which were supported by 500 meters of underground mine development. Ongoing carrying costs at Silvertip totaled $7 million compared to $5 million in the prior year period. Capital expenditures totaled $7 million compared to $2 million in the prior year period.

Liquidity and Capital Resources
At June 30, 2026, the Company had $1.1 billion of cash, cash equivalents and restricted cash and $1.0 billion available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $499 million in the six months ended June 30, 2026 due to $128 million cash acquired in the New Gold Transaction, a 49% and 133% increase in average realized gold and silver prices, respectively, and post-acquisition sales at Rainy River and New Afton. This was partially offset by transaction and integration related payments of $35 million, $123 million of income and mining tax payments at Palmarejo and Las Chispas, cash settlement of vesting performance shares of $72 million, $110 million of Company stock repurchases, finance leases prepayments of $43 million at Rochester, the inaugural dividend payment of $21 million and $200 million of capital expenditures.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer term. We expect to use cash provided by operating activities and the cash acquired through the acquisition of New Gold to fund near term capital requirements, including those described in this 10-Q Report for our 2026 capital expenditure guidance, to repurchase stock pursuant to the Company’s Expanded Program, and to continue declaring semi-annual dividends. Our longer-term plans contemplate continued exploration to extend the mine lives at our operating sites, reduction of debt, and additional investment to progress exploration and study work at the Silvertip project. Our long-term target leverage ratio of Net Debt to the Last Twelve Months Adjusted EBITDA is 0.0 times Adjusted EBITDA. Our current net leverage ratio is (0.2) times Adjusted EBITDA as of June 30, 2026.
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
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2026 was $513 million compared to $341 million for the three months ended March 31, 2026. Net cash provided by operating activities for the six months ended June 30, 2026 was $854 million compared to $275 million for the six months ended June 30, 2025. Adjusted EBITDA for the three months ended June 30, 2026 was $478 million compared to $475 million for the three months ended March 31, 2026. Adjusted EBITDA for the six months ended June 30, 2026 was $953 million compared to $336 million for the six months ended June 30, 2025 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Cash flow before changes in operating assets and liabilities	$513,308	$444,750	$958,058	$215,289
Changes in operating assets and liabilities:
Receivables	17,890	(4,733)	13,157	(821)
Prepaid expenses and other	(22,944)	(427)	(23,371)	84,489
Inventories	(24,463)	(26,803)	(51,266)	(22,473)
Accounts payable and accrued liabilities	29,441	(71,951)	(42,510)	(1,898)
Cash provided by operating activities	$513,232	$340,836	$854,068	$274,586
Net cash provided by operating activities increased $172 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026, primarily due to a 2% increase in gold ounces sold from Coeur’s legacy mines, full-quarter sales from Rainy River and New Afton, timing of VAT collections at Palmarejo and Las Chispas, and income and mining taxes paid at Palmarejo and Las Chispas, debt interest payments, and annual incentive payments paid in the first quarter. This was partially offset by a 1% decrease in silver sales and a 6% and 14% decrease in average realized gold and silver prices, respectively. Revenue for the three months ended June 30, 2026 compared to the three months ended March 31, 2026 increased by $229 million, of which $305 million was due to a full-quarter of sales from Rainy River and New Afton, partially offset by $75 million due to lower average realized gold and silver prices.
Net cash provided by operating activities increased $579 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as a result of post-acquisition sales at Rainy River and New Afton, a 1% increase in silver ounces sold from Coeur’s legacy mines, and a 49% and 133% increase in average realized gold and silver prices, respectively. This was partially offset by a 14% decrease of in gold ounces sold from Coeur’s legacy mines, higher ore placed on leach pads at Rochester and Wharf, the sale of $72.0 million of bullion and metal inventory acquired in the SilverCrest Transaction, and increased exploration, general and administrative, and income and mining tax expense. Revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 increased by $1.1 billion, of which $649 million was the result of higher average gold and silver prices and $452 million was due to higher volume of gold, silver and copper sales.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities in the three months ended June 30, 2026 was $125 million compared to net cash provided by investing activities of $55 million in the three months ended March 31, 2026. Cash used in investing activities increased due to the cash acquired in the New Gold Transaction of $128 million in the first quarter, partially offset by post-acquisition capital expenditures at Rainy River and New Afton. The Company incurred capital expenditures of $126 million in the three months ended June 30, 2026 compared with $74 million in the three months ended March 31, 2026, primarily related to the crusher rebuild at Wharf, full-quarter expenditures at Rainy River, equipment purchases at Rochester, underground development at Palmarejo and Kensington in both periods, expanded tailings impoundment at Kensington in both periods, and the construction of a water treatment facility at Wharf. Capital expenditures reflect a partial recovery of crusher construction costs from property damage insurance proceeds of $10 million.
Net cash used in investing activities in the six months ended June 30, 2026 was $70 million compared to $7 million in the six months ended June 30, 2025. Cash used in investing activities increased due to higher post-acquisition capital expenditures at Rainy River and New Afton, partially offset by higher cash acquired in the New Gold Transaction compared to the SilverCrest Transaction. The Company incurred capital expenditures of $200 million in the six months ended June 30, 2026 compared with $111 million in the six months ended June 30, 2025. Capital expenditures reflect a partial recovery of crusher construction costs from property damage insurance proceeds of $10 million.
Cash Used in Financing Activities
Net cash used in financing activities in the three months ended June 30, 2026 was $177 million compared with $105 million in the three months ended March 31, 2026. During the three months ended June 30, 2026, the Company repurchased $110 million of common stock in connection with the Company’s Program (as defined below), prepaid $39 million in finance leases at Rochester, and paid a dividend of $21 million. During the three months ended March 31, 2026, the Company cash settled $41 million of vested performance shares in connection with the Company’s Long-Term Incentive Program and made cash payments of $54 million in connection with tax withholding on vested share-based compensation.

Net cash used in financing activities in the six months ended June 30, 2026 was $282 million compared to $211 million in the six months ended June 30, 2025. During the six months ended June 30, 2025, the Company repaid $195 million, net, under the RCF and repurchased $2 million of common stock in connection with the Company’s Program.
On May 27, 2025, the Company announced a $75 million share repurchase program (the “Program”). Under the Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase agreement (the “10b-18 Agreement”) and an issuer securities repurchase 10b5-1 plan (the “Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker. On August 8, 2025, the Company and BMO Capital Markets Corp. amended the Company 10b5-1 Plan to modify certain terms of the arrangement (the “First Modified Company 10b5-1 Plan”). On November 12, 2025, the Company and BMO Capital Markets Corp. further amended the First Modified Company 10b5-1 Plan (the “Second Modified Company 10b5-1 Plan”). Pursuant to its terms, the Second Modified Company 10b5-1 Plan terminated on December 12, 2025.
On March 23, 2026, the Company announced an expanded $750 million share repurchase program (the “Expanded Program”), which incorporates and supersedes the Company’s previous Program. Under the Expanded Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On May 8, 2026, the Company entered into an issuer securities repurchase 10b5-1 plan (the “Expanded Program Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker.
The following table summarizes repurchases made in the quarter ended June 30, 2026 and the approximate dollar value of stock that may yet be purchased pursuant to the Program:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Program	(d) Approximate dollar value of shares that may yet be purchased under the Program (in millions)
April 1, 2026 - April 30, 2026	—	$—	—	$740.4
May 1, 2026 - May 31, 2026	4,532,240	$18.50	4,532,240	$656.5
June 1, 2026 - June 30, 2026	1,450,072	$18.24	1,450,072	$630.1
Total	5,982,312	$18.44	5,982,312
On May 13, 2026, the Board declared an inaugural dividend of $0.02 per share of Coeur common shares, which was paid on June 10, 2026 to stockholders of record at the close of business on May 25, 2026. Due to an NYSE market holiday on May 25, 2026, the effective record date of the dividend was May 22, 2026. Dividend payments to stockholders in the second quarter totaled approximately $21 million on approximately 1.0 billion qualifying shares.

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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered a change in estimate and are accounted for prospectively. As of June 30, 2026, the Company’s combined estimated recoverable ounces of gold and silver on the leach pads were 72,851 and 9.7 million, respectively.
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

	Three Months Ended		Six Months Ended
In thousands except per share amounts	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net income	$121,853	$246,761	$368,614	$104,079
Fair value adjustments, net	—	—	—	342
Foreign exchange loss (gain)	6,524	(2,600)	3,924	28,646
Loss on sale of assets	19	25	45	303
RMC bankruptcy distribution	—	—	—	(37)
(Gain) loss on debt extinguishment	320	1,554	1,874	—
Transaction and integration costs	3,954	19,910	23,864	11,710
Kensington royalty settlement	—	—	—	(67)
Obligor Exchange	2,464		2,464
Wharf property damage proceeds	(10,000)	—	(10,000)	—
Wage and Hour Litigation settlement	47	(517)	(470)	—
Mexico arbitration matter	46	95	141	2,150
Flow-through share premium	—	—	—	(697)
Interest income	(4,661)	(6,225)	(10,886)	—
Valuation allowance and tax effect of adjustments(1)	2,041	(5,506)	(3,465)	(3,057)
Adjusted net income	$122,607	$253,497	$376,105	$143,372

Adjusted net income per share, Basic	$0.12	$0.37	$0.44	$0.25
Adjusted net income per share, Diluted	$0.12	$0.36	$0.43	$0.25
(1) For the three and six months ended June 30, 2026, tax effect of adjustments of $2 million (26.1%) and $3 million (37.1%) are primarily related to transaction and integration costs at Corporate. For the three months ended March 31, 2026, tax effect of adjustments of $6 million (37.1%) are primarily related to the transaction and integration costs at Corporate. For the six months ended June 30, 2025, tax effect of adjustments of $3.1 million (22.9%) are primarily related to the transaction and integration costs at Corporate.

EBITDA and Adjusted EBITDA
Management uses EBITDA to evaluate the Company’s operating performance, to plan and forecast its operations, and assess leverage levels and liquidity measures. The Company believes the use of EBITDA reflects the underlying operating performance of our core mining business and allows investors and analysts to compare results of the Company to similar results of other mining companies. Adjusted EBITDA is the basis of a measure used in the indentures governing the 2029 Senior Notes, the New Gold 2032 Senior Notes, 2032 Senior Notes, and the RCF to determine our ability to make certain payments and incur additional indebtedness. EBITDA and Adjusted EBITDA do not represent, and should not be considered an alternative to, Net income or Cash Flow from Operations as determined under GAAP. Other companies may calculate Adjusted EBITDA differently and those calculations may not be comparable to our presentation. Adjusted EBITDA is reconciled to Net income in the following table:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net income	$121,853	$246,761	$368,614	$104,079
Interest expense, net of capitalized interest	11,010	6,443	17,453	18,701
Income tax provision	93,238	101,954	195,192	81,008
Amortization	255,985	99,825	355,810	104,514
EBITDA	482,086	454,983	937,069	308,302
Fair value adjustments, net	—	—	—	342
Foreign exchange (gain) loss	(3,856)	(878)	(4,734)	512
Asset retirement obligation accretion	6,088	4,839	10,927	9,632
Inventory adjustments and write-downs	1,760	1,097	2,857	3,525
Loss on sale of assets	19	25	45	303
RMC bankruptcy distribution	—	—	—	(37)
(Gain) loss on debt extinguishment	320	1,554	1,874	—
Kensington royalty settlement	—	—	—	(67)
Obligor Exchange	2,464	—	2,464	—
Wharf property damage proceeds	(10,000)	—	(10,000)	—
Wage and Hour Litigation settlement	47	(517)	(470)	—
Mexico arbitration matter	46	95	141	2,150
Flow-through share premium	—	—	—	(697)
Interest income	(4,661)	(6,225)	(10,886)	—
Transaction and integration costs	3,954	19,910	23,864	11,710
Adjusted EBITDA	$478,267	$474,883	953,151	$335,675

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

Consolidated	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Cash provided by operating activities	$513,232	$340,836	$854,068	$274,586
Capital expenditures	125,709	74,079	199,788	110,809
Free cash flow	$387,523	$266,757	$654,280	$163,777
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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Cash provided by operating activities	$513,232	$340,836	$854,068	$274,586
Changes in operating assets and liabilities:
Receivables	(17,890)	4,733	(13,157)	821
Prepaid expenses and other	22,944	427	23,371	(84,489)
Inventories	24,463	26,803	51,266	22,473
Accounts payable and accrued liabilities	(29,441)	71,951	42,510	1,898
Operating cash flow before changes in working capital	$513,308	$444,750	$958,058	$215,289

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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Total debt	$705,291	$761,376	$705,291	$380,722
Cash and cash equivalents	(1,052,274)	(843,169)	(1,052,274)	(111,646)
Net (cash) debt	$(346,983)	$(81,793)	$(346,983)	$269,076

Net (cash) debt	$(346,983)	$(81,793)	$(346,983)	$269,076
Last Twelve Months Adjusted EBITDA	$1,643,246	$1,378,779	$1,643,246	$578,082
Net Leverage ratio	(0.2)	$(0.1)	(0.2)	0.5

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
Three Months Ended June 30, 2026

In thousands (except metal sales and per ounce amounts)	New Afton (1)	Rainy River (2)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$159,103	$351,100	$74,719	$67,371	$72,598	$56,400	$23,074	$934	$805,299
Amortization	(106,377)	(79,357)	(39,626)	(6,086)	(13,691)	(8,220)	(1,261)	(934)	(255,552)
Costs applicable to sales	$52,726	$271,743	$35,093	$61,285	$58,907	$48,180	$21,813	$—	$549,747

Metal Sales
Gold ounces	13,832	69,050	16,459	19,907	11,748	20,700	16,181	—	167,877
Silver ounces	29,261	189,824	1,565,096	1,483,118	1,235,420	—	15,544	—	4,518,263
Copper pounds	11,287,253	—	—	—	—	—	—	—	11,287,253

Costs applicable to sales
Gold ($/oz)	$1,778	$3,788	$853	$1,016	$1,855	$2,327	$1,280
Silver ($/oz)			$13.45	$27.69	$30.04
Copper ($/lb)	$2.33
(1) Includes the impact of the preliminary PPA ascribed to Inventory of $(0.5) million.
(2) Includes the impact of the preliminary PPA ascribed to Inventory of $141 million.

Three Months Ended March 31, 2026

In thousands (except metal sales and per ounce amounts)	New Afton (1)	Rainy River (2)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$50,453	$109,133	$66,777	$58,037	$69,826	$56,482	$17,917	$956	$429,581
Amortization	(14,214)	(16,689)	(35,319)	(6,789)	(16,043)	(8,669)	(893)	(956)	(99,572)
Costs applicable to sales	$36,239	$92,444	$31,458	$51,248	$53,783	$47,813	$17,024	$—	$330,009

Metal Sales
Gold ounces	3,906	21,407	14,898	22,935	14,090	21,267	9,917	—	108,420
Silver ounces	9,132	31,990	1,460,512	1,468,463	1,386,919	—	14,540	—	4,371,556
Copper pounds	3,385,075	—	—	—	—	—	—	—	3,385,075

Costs applicable to sales
Gold ($/oz)	$4,488	$4,215	$781	$760	$1,451	$2,249	$1,591
Silver ($/oz)			$13.57	$23.03	$24.04
Copper ($/lb)	$5.36

(1) Includes the impact of the preliminary PPA ascribed to Inventory of $21 million.
(2) Includes the impact of the preliminary PPA ascribed to Inventory of $65 million.

Six Months Ended June 30, 2026

In thousands (except metal sales and per ounce amounts)	New Afton (1)	Rainy River (2)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$209,556	$460,233	$141,496	$125,408	$142,424	$112,882	$40,991	$1,890	$1,234,880
Amortization	(120,591)	(96,046)	(74,945)	(12,875)	(29,734)	(16,889)	(2,154)	(1,890)	(355,124)
Costs applicable to sales	$88,965	$364,187	$66,551	$112,533	$112,690	$95,993	$38,837	$—	$879,756

Metal Sales
Gold ounces	17,738	90,457	31,357	42,842	25,838	41,967	26,098	—	276,297
Silver ounces	38,393	221,814	3,025,608	2,951,581	2,622,339	—	30,084	—	8,889,819
Copper pounds	14,672,328	—	—	—	—	—	—	—	14,672,328

Costs applicable to sales
Gold ($/oz)	$2,371	$3,889	$806	$893	$1,614	$2,288	$1,398
Silver ($/oz)			$13.64	$25.16	$27.07
Copper ($/lb)	$3.04
(1) Includes the impact of the preliminary PPA ascribed to Inventory of $20 million.
(2) Includes the impact of the preliminary PPA ascribed to Inventory of $205 million.

Six Months Ended June 30, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$131,892	$110,993	$128,119	$105,931	$59,053	$1,874	$537,862
Amortization	(31,311)	(18,587)	(31,655)	(17,692)	(3,023)	(1,874)	(104,142)
Costs applicable to sales	$100,581	$92,406	$96,464	$88,239	$56,030	$—	$433,720

Metal Sales
Gold ounces	25,632	49,495	28,594	48,956	43,587	—	196,264
Silver ounces	2,403,133	3,356,769	2,719,821	—	84,950	—	8,564,673

Costs applicable to sales
Gold ($/oz)	$1,962	$896	$1,687	$1,801	$1,221
Silver ($/oz)	$20.93	$14.31	$17.73			$—
(1) Includes the impact of the preliminary PPA ascribed to Inventory of $57 million.

Reconciliation of Costs Applicable to Sales for Updated 2026 Guidance

In thousands (except metal sales and per ounce amounts)	New Afton(1)	Rainy River(2)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$669,740	$1,057,220	$287,680	$264,180	$394,840	$249,030	$132,130
Amortization	(487,430)	(323,920)	(151,870)	(27,110)	(93,460)	(42,660)	(6,450)
Costs applicable to sales	$182,310	$733,300	$135,810	$237,070	$301,380	$206,370	$125,680
By-product credit	(7,520)	(35,620)					(6,580)
Adjusted costs applicable to sales	$174,790	$697,680	$135,810	$237,070	$301,380	$206,370	$119,100

Metal Sales
Gold ounces	55,000	240,640	60,950	98,680	81,720	104,000	87,380
Silver ounces	122,610	750,230	5,994,630	6,380,890	6,704,770		99,410
Copper pounds	45,000,000

Revenue Split
Gold	46%	100%	39%	37%	43%	100%	100%
Silver			61%	63%	57%
Copper	54%

Adjusted costs applicable to sales
Gold ($/oz)	$1,300 - $1,600	$2,700 - $3,000	$750 - $950	$700 - $900	$1,350 - $1,550	$1,750 - $1,950	$1,400 - $1,600
Silver ($/oz)			$12.50 - $14.50	$21.50 - $23.50	$23.00 - $25.00
Copper ($lb)	$2.00 - $2.30
(1) Includes the impact of the preliminary PPA ascribed to Inventory of $20 million.
(2) Includes the impact of the preliminary PPA ascribed to Inventory of $244 million.
Reconciliation of Costs Applicable to Sales for Previous 2026 Guidance

In thousands (except metal sales and per ounce amounts)	New Afton(1)	Rainy River(2)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$723,147	$930,884	$397,764	$161,390	$365,418	$233,583	$142,683
Amortization	(557,321)	(309,164)	(174,548)	(36,491)	(88,753)	(41,722)	(8,965)
Costs applicable to sales	$165,826	$621,720	$223,216	$124,899	$276,665	$191,861	$133,718
By-product credit	(14,325)	(26,950)	—	—	—	—	(6,132)
Adjusted costs applicable to sales	$151,501	$594,770	$223,216	$124,899	$276,665	$191,861	$127,586

Metal Sales
Gold ounces	70,071	267,315	59,521	100,000	81,143	105,137	86,868
Silver ounces	187,153	664,427	5,934,277	6,796,223	7,136,315		79,401
Copper pounds	57,921,066

Revenue Split
Gold	53%	100%	34%	37%	40%	100%	100%
Silver			66%	63%	60%
Copper	47%

Adjusted costs applicable to sales
Gold ($/oz)	$1,000-$1,200	$2,150 - $2,350	$750 - $950	$700 - $900	$1,350 - $1,550	$1,750 - $1,950	$1,400 - $1,600
Silver ($/oz)			$12.50 - $14.50	$21.50 - $23.50	$23.00 - $23.50
Copper ($lb)	$1.20 - $1.35
(1) Includes the impact of the preliminary PPA ascribed to Inventory of $21 million.
(2) Includes the impact of the preliminary PPA ascribed to Inventory of $180 million.

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver and copper mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, inflation, hedging strategies, tax rates and treatment, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, the Franco-Nevada Gold Stream Agreement at Palmarejo, liquidity management, financing plans, risk management strategies, capital allocation, and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2025 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver and copper, and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions and grade and recovery variability, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of a future pandemic, equipment and materials availability, inflationary pressures, changes in applicable tax laws or regulatory interpretations and impacts from tariffs or other trade barriers (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) breaches or lapses in the security of technology systems on which the Company relies, which could compromise the data stored within them, as well as failure to comply with ever-evolving global privacy and security regulatory obligations, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at June 30, 2026 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $4,504 and $4,116 per ounce, respectively, and a short-term and long-term silver price of $73.15 and $57.85 per ounce, respectively, and a short-term copper price of $6.05 per pound.
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
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold, silver and copper price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At June 30, 2026, the Company had outstanding provisionally priced sales of 16,030 ounces of gold at an average price of $4,244 and of 4 million pounds of copper at an average price of $6.07. Changes in gold and copper prices resulted the in provisional pricing mark-to-market loss of $4 million and gain of $7 million for gold and copper, respectively, during the three months ended June 30, 2026. A 10% change in realized gold and copper prices would cause revenue to vary by $7 million and $2 million for gold and copper, respectively.
Gold and Copper Swap Contracts
Prior to completing the New Gold Transaction, New Gold had entered into gold and copper swap contracts to reduce exposure to gold and copper prices. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. At June 30, 2026, the Company had outstanding gold and copper swap contracts of 5,000 ounces of gold at an average price of $4,779 and of 4 million pounds of copper at an average price of $5.94. Changes in gold and copper prices resulted in swap contract gain of $9 million and $5.0 million for gold and copper, respectively, during the three months ended June 30, 2026.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at June 30, 2026.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at June 30, 2026.
Investment Risk
Equity Price Risk
The Company’s equity securities were not significant at June 30, 2026.

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

(b)Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.         Legal Proceedings
See Note 17 -- Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included herein.

Item 1A.     Risk Factors
Item 1A – Risk factors of the 2025 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial conditions or operating results. Those risk factors have been supplemented and updated in the Company’s Form 10-Q for the quarter ended March 31, 2026 (the “Q1 2026 10-Q”). Except as supplemented and updated in the Q1 2026 10-Q, the risk factors set forth in the most recent Form 10-K remain current. Additional risks and uncertainties that the Company does not presently know or that it currently deems immaterial also may impair our business operations.

Item 4.     Mine Safety Disclosures
Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-Q.

Item 5.     Other Information
(a) Change in Officers
On May 13, 2026, Kenneth J. Watkinson, the Company’s Vice President, Corporate Controller and Chief Accounting Officer informed the Company of his intention to retire in early 2027. Mr. Watkinson is expected to remain in his current role until August 10, 2026, thereafter continuing as Vice President, Accounting to assist with transition matters through his retirement in early 2027.
Anne Beckhelheimer has been selected to assume the role of Senior Vice President, Tax, Corporate Controller and Chief Accounting Officer of the Company effective August 10, 2026. Ms. Beckelheimer, 46, joined the Company in June 2015 and has over 20 years of relevant experience. Ms. Beckelheimer has served as the Company’s Senior Vice President, Tax and Treasurer since February 2026. Ms. Beckelheimer previously served as Vice President, Tax and Treasurer from May 2020 to February 2026, as Vice President, Tax from March 2017 to May 2020, and as Director of Tax from June 2015 to March 2017. She began her career with KPMG, LLP and previously served as Senior Manager, Global Tax Accounting at Newmont Mining Corporation and as Tax Director for Royal Gold, Inc. Ms. Beckelheimer holds a Bachelor of Business Administration from Baylor University and a Masters of Taxation from the University of Denver. She is a Certified Public Accountant.
(c) Trading Plans
On May 11, 2026, Anne Beckelheimer, Senior Vice President, Tax and Treasurer, adopted a new trading arrangement for the sale of the shares of the Company’s common stock (the “Beckelheimer 10b5-1 Plan”). The Beckelheimer 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and is intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act. Ms. Beckelheimer was not an officer of the Company as defined by Rule 16a-1(f) of the Securities Exchange Act of 1934 at the time the Beckelheimer 10b5-1 Plan was adopted. However, as noted in Part II, Item 5(a) above, the Company intends to appoint Ms. Beckelheimer to be an officer of the Company effective August 10, 2026. The Beckelheimer 10b5-1 Plan provides for the sale of up to 20,000 shares of the Company’s common stock between June 11, 2026 and February 25, 2027, pursuant to terms specified in the Beckelheimer 10b5-1 Plan.
On May 19, 2026, Casey M. Nault, Executive Vice President, General Counsel and Secretary, adopted a new trading arrangement for the sale of the shares of the Company’s common stock (the “Nault 10b5-1 Plan”). The Nault 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and is intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act. The Nault 10b5-1 Plan provides for the sale of up to 240,000 shares of the Company’s common stock between August 18, 2026 and May 8, 2028, pursuant to terms specified in the Nault 10b5-1 Plan.
On June 1, 2026, Mitchell J. Krebs, Chairman, President and Chief Executive Officer, adopted a new trading arrangement for the sale of the shares of the Company’s common stock (the “Krebs 10b5-1 Plan”). The Krebs 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and is intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act. The Krebs 10b5-1 Plan provides for the sale of up to 250,000 shares of the Company’s common stock between August 31, 2026 and February 28, 2027, pursuant to terms specified in the Krebs 10b5-1 Plan.
On June 15, 2026, Aoife McGrath, Executive Vice President, Exploration, adopted a new trading arrangement for the sale of the shares of the Company’s common stock (the “McGrath 10b5-1 Plan”). The McGrath 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s Insider Trading Policy and is intended to satisfy the affirmative defense requirements of Rule 10b5-1(c) under the Exchange Act. The McGrath 10b5-1 Plan provides for the sale of up to 30,000 shares of the Company’s common stock between December 18, 2026 and December 31, 2027, pursuant to terms specified in the McGrath 10b5-1 Plan.

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

* The following financial information from Coeur Mining, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders’ Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	August 5, 2026	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated	August 5, 2026	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	August 5, 2026	/s/ Ken Watkinson
KEN WATKINSON
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)