Form 10-Q
period 2026-09-30
Coeur Mining, Inc.
filed 2026-11-04
CIK 215466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________
FORM 10-Q
___________________________________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The Company has 1,300,000,000 shares of common stock, par value of $0.01, authorized of which 1,021,903,475 shares were issued and outstanding as of November 2, 2026.

COEUR MINING, INC.

PART I

Item 1.        Financial Statements and Supplementary Data

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

		September 30, 2026	December 31, 2025
ASSETS	Notes	In thousands, except share data
CURRENT ASSETS
Cash and cash equivalents		$1,172,732	$553,597
Receivables	5	83,438	69,160
Inventory	6	378,881	163,330
Ore on leach pads	6	231,636	157,461
Prepaid expenses and other		73,327	29,129
		1,940,014	972,677
NON-CURRENT ASSETS
Property, plant and equipment and mining properties, net	7	12,061,831	2,744,884
Goodwill		625,812	625,812
Ore on leach pads	6	171,675	119,446
Restricted assets		9,179	9,114
Receivables	5	23,358	19,683
Deferred tax assets	10	151,402	140,553
Long-term stockpile	6	222,744	42,076
Other		20,034	21,437
TOTAL ASSETS		$15,226,049	$4,695,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$270,821	$148,872
Accrued liabilities and other	18	220,784	212,213
Debt	8	468	16,996
Reclamation	9	19,256	15,063
		511,329	393,144
NON-CURRENT LIABILITIES
Debt	8	701,184	323,537
Reclamation	9	408,040	262,448
Deferred tax liabilities	10	3,100,085	322,983
Other long-term liabilities		89,125	80,519
		4,298,434	989,487
COMMITMENTS AND CONTINGENCIES	17
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; authorized 1,300,000,000 shares, 1,022,519,496 issued and outstanding at September 30, 2026 and 642,092,761 at December 31, 2025		10,225	6,421
Additional paid-in capital		12,425,099	5,783,019
Accumulated deficit		(2,019,038)	(2,476,389)
		10,416,286	3,313,051
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$15,226,049	$4,695,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
	Notes	In thousands, except share data
Revenue	4	$983,616	$554,567	$2,925,400	$1,395,279
COSTS AND EXPENSES
Costs applicable to sales(1)	4	468,473	248,736	1,348,229	682,456
Amortization		261,162	72,930	616,972	177,444
General and administrative		21,603	14,830	65,959	41,992
Exploration		43,039	25,141	102,833	68,079
Pre-development, reclamation, and other	14	14,870	15,843	51,254	45,957
Total costs and expenses		809,147	377,480	2,185,247	1,015,928
Income from operations		174,469	177,087	740,153	379,351
OTHER INCOME (EXPENSE), NET
Gain (loss) on debt extinguishment		(3)	(6)	(1,877)	(6)
Fair value adjustments, net	12	—	—	—	(342)
Interest expense, net of capitalized interest	8	(10,834)	(6,273)	(28,287)	(24,974)
Other, net	14	10,688	(865)	28,137	1,001
Total other expense, net		(149)	(7,144)	(2,027)	(24,321)
Income before income and mining taxes		174,320	169,943	738,126	355,030
Income and mining tax expense	10	(64,938)	96,881	(260,130)	15,873
NET INCOME		$109,382	$266,824	$477,996	$370,903
OTHER COMPREHENSIVE INCOME:
Other comprehensive loss		—	—	—	—
COMPREHENSIVE INCOME		$109,382	$266,824	$477,996	$370,903

NET INCOME PER SHARE	15
Basic income per share:
Basic		$0.11	$0.42	$0.52	$0.62

Diluted		$0.11	$0.41	$0.52	$0.61
(1) Excludes amortization.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
	Notes	In thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$109,382	$266,824	$477,996	$370,903
Adjustments:
Amortization		261,162	72,930	616,972	177,444
Accretion		6,163	4,988	17,090	14,620
Deferred taxes		(17,525)	(145,740)	(27,426)	(175,297)
Loss on debt extinguishment	8	3	6	1,877	6
Fair value adjustments, net	12	—	—	—	342
Stock-based compensation	11	8,572	5,012	24,605	12,527
Deferred revenue recognition	17	(123)	(153)	(421)	(42,661)
Acquired inventory purchase price allocation	3	40,397	33,443	265,835	90,163
Other		543	1,392	(9,896)	5,944
Changes in operating assets and liabilities:
Receivables		(17,139)	(7,132)	(3,982)	(7,953)
Prepaid expenses and other current assets		(14,866)	(7,489)	(38,237)	77,000
Inventory and ore on leach pads		(19,201)	(5,011)	(70,467)	(27,484)
Accounts payable and accrued liabilities		28,251	18,636	(14,259)	16,738
CASH PROVIDED BY OPERATING ACTIVITIES		385,619	237,706	1,239,687	512,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(145,408)	(49,034)	(345,196)	(159,843)
Acquisitions, net	3,18	(6,700)	(10,000)	121,559	93,635
Proceeds from the sale of assets		692	(76)	2,625	4
Purchase of investments		(166)	—	(211)	—
Other		(65)	(80)	(198)	(255)
CASH USED IN INVESTING ACTIVITIES		(151,647)	(59,190)	(221,421)	(66,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	15	276	320	1,026	9,769
Issuance of notes and bank borrowings, net of issuance costs	8	—	20,000	—	166,500
Payments on debt, finance leases, and associated costs	8	(1,842)	(37,486)	(57,062)	(394,451)
Performance share cash settlement	11	—	—	(41,763)	—
Dividend payments	15	—	—	(20,645)	—
Share repurchases	15	(110,810)	(5,334)	(221,232)	(7,338)
Stock-based compensation tax withholdings and other financing activities	11	(639)	(1,388)	(55,313)	(9,293)
CASH USED IN FINANCING ACTIVITIES		(113,015)	(23,888)	(394,989)	(234,813)
Effect of exchange rate changes on cash and cash equivalents		167	78	(1,976)	282
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		121,124	154,706	621,301	211,302
Cash, cash equivalents and restricted cash at beginning of period		1,055,882	113,470	555,705	56,874
Cash, cash equivalents and restricted cash at end of period		$1,177,006	$268,176	$1,177,006	$268,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COEUR MINING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

In thousands	Notes	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at December 31, 2025		642,093	$6,421	$5,783,019	$(2,476,389)	$3,313,051
Net income		—	—	—	246,761	246,761
New Gold acquisition	3	392,682	3,927	6,934,774	—	6,938,701
Stock options exercised		45	—	160	—	160
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	11	(323)	(3)	(86,345)	—	(86,348)
Balances at March 31, 2026		1,034,497	$10,345	$12,631,608	$(2,229,628)	$10,412,325
Net income		—	—	—	121,853	121,853
Stock options exercise		32	—	126	—	126
Stock repurchase program	15	(5,982)	(60)	(110,362)	—	(110,422)
Dividend payment	15	—	—	—	(20,645)	(20,645)
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	11	(11)	—	6,267	—	6,267
Balances at June 30, 2026		1,028,536	$10,285	$12,527,639	$(2,128,420)	$10,409,504
Net income		—	—	—	109,382	109,382
Stock options exercise		12	—	40	—	40
Stock repurchase program	15	(6,083)	(61)	(110,749)	—	(110,810)
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	11	54	1	8,169	—	8,170
Balances at September 30, 2026		1,022,519	$10,225	$12,425,099	$(2,019,038)	$10,416,286

In thousands	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balances at December 31, 2024	399,236	$3,992	$4,181,521	$(3,062,261)	$1,123,252
Net income	—	—	—	33,353	33,353
SilverCrest acquisition	239,489	2,395	1,587,696	—	1,590,091
Kensington Royalty Settlement	595	6	3,649	—	3,655
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(259)	(3)	(1,836)	—	(1,839)
Balances at March 31, 2025	639,061	$6,390	$5,771,030	$(3,028,908)	$2,748,512
Net income	—	—	—	70,726	70,726
Stock options exercise	2,139	21	7,201	—	7,222
Stock repurchase program	(216)	(2)	(2,002)	—	(2,004)
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	1,718	17	3,914	—	3,931
Balances at June 30, 2025	642,702	$6,426	$5,780,143	$(2,958,182)	$2,828,387
Net income	—	—	—	266,824	266,824
Stock options exercise	46	1	188	—	189
Stock repurchase program	(452)	(4)	(5,330)	—	(5,334)
Common stock issued/canceled under long-term incentive plans, annual incentive plans, director fees and options, net	(86)	(1)	3,717	—	3,716
Balances at September 30, 2025	642,210	$6,422	$5,778,718	$(2,691,358)	$3,093,782
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Please see Note 2 -- Summary of Significant Accounting Policies contained in the 2025 10-K.
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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered changes in estimate and are accounted for prospectively. As of September 30, 2026, the Company’s estimated recoverable ounces of gold and silver on the leach pads were 74,898 and 10.4 million, respectively.
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
As of September 30, 2026, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore, the purchase price allocation (“PPA”) for New Gold is preliminary. At September 30, 2026, remaining items to finalize include the fair value of reclamation, unrecognized tax benefits, and deferred income tax assets and liabilities. The preliminary PPA will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the Acquisition Date. These refinements may result in material

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
changes to the estimated fair value of assets acquired and liabilities assumed. The PPA adjustments can be made throughout the end of Coeur’s measurement period, which is not to exceed one year from the Acquisition Date. Total transaction and integration costs were $39.3 million, with $25.0 million incurred in the nine months ended September 30, 2026. These costs are included in Pre-development, reclamation, and other on the Condensed Consolidated Statements of Comprehensive Income and are reflected in pro forma earnings in the table below for the three and nine months ended September 30, 2026.
The following table summarizes the preliminary Acquisition Date PPA for the New Gold Transaction as of September 30, 2026:

(Amounts in thousands, except shares and share price amounts)
Common shares issued (392,682,578 at $17.67)	$6,938,701
Total purchase price	$6,938,701
Assets:
Cash and cash equivalents	$128,259
Short-term receivables	13,669
Inventory	467,275
Prepaid expenses and other	17,379
Property, plant and equipment and mining properties	9,585,545
Long-term stockpile	218,159
Other	3,303
Total Assets	$10,433,589
Liabilities:
Accounts payable	94,179
Accrued liabilities and other(1)	45,170
Debt	414,767
Reclamation	144,443
Deferred tax liabilities(2)	2,793,678
Other long-term liabilities	2,651
Total liabilities	$3,494,888
Net assets acquired	$6,938,701
(1) In connection with the New Gold Transaction, 1.4 million cash-settled replacement restricted units were granted.
(2) Deferred income tax liabilities represent the future tax expense associated with the differences between the fair value allocated to assets and liabilities and a tax basis increase to the fair value of the assets acquired in Canada and the historical carryover tax basis of assets and liabilities in all other jurisdictions.
Pro Forma Financial Information
Sales and net income on the Condensed Consolidated Statement of Comprehensive Income includes New Gold revenue of $354.7 million and $927.0 million and New Gold net loss of $42.6 million and $112.5 million in the three and nine months ended September 30, 2026, respectively. The following unaudited pro forma financial information presents consolidated results assuming the New Gold Transaction occurred on January 1, 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	In thousands
Revenue	$983,616	$1,023,541	$3,260,327	$2,441,232
Net income	$125,152	$314,635	$495,064	$83,151
Pro forma amounts assume that transaction costs were incurred in the first quarter of 2025. The pro forma results have been calculated after applying the Company’s accounting policies and adjusting the results of New Gold to reflect the additional depreciation, depletion and amortization that would have been recognized assuming the fair value adjustments to property, plant, and equipment, and mining properties and the non-cash impact of PPA on acquired inventory, which have been applied from January 1, 2025, with the consequential tax effects.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 4 – SEGMENT REPORTING
The Company’s operating segments include the New Afton, Rainy River, Las Chispas, Palmarejo, Rochester, Kensington and Wharf mines, and the Silvertip exploration project. Except for the Silvertip exploration project, all operating segments are engaged in the discovery, mining, and production of gold, silver and/or copper. The Silvertip exploration project is engaged in the discovery of silver, zinc, lead, and other metals. “Other” includes certain mineral interests, corporate office, elimination of intersegment transactions, and other items necessary to reconcile to consolidated amounts.
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
Financial information relating to the Company’s segments is as follows (in thousands):
Three Months Ended September 30, 2026

Segment Profit (Loss)	Revenue	Costs applicable to sales(1)	Amortization	Exploration	General and administrative	Pre-development, reclamation, and other	Income (loss) from operations	Other non-operating income (expense)(2)	Income (loss) before income and mining taxes
New Afton	$111,260	$46,047	$113,636	$7,339	$—	$1,768	$(57,530)	$449	$(57,081)
Rainy River	243,428	174,576	69,948	4,466	—	3,040	(8,602)	(64)	(8,666)
Las Chispas	161,568	36,937	42,182	2,613	478	275	79,083	5,338	84,421
Palmarejo	132,484	60,908	6,135	8,917	347	807	55,370	1,336	56,706
Rochester	144,405	61,101	16,585	2,287	382	2,314	61,736	(152)	61,584
Kensington	91,350	50,270	9,726	2,933	346	270	27,805	(100)	27,705
Wharf	99,121	38,634	1,606	631	313	75	57,862	(52)	57,810
Silvertip	—	—	919	12,906	—	3,967	(17,792)	(228)	(18,020)
Other	—	—	425	947	19,737	2,354	(23,463)	(6,676)	(30,139)
Total	$983,616	$468,473	$261,162	$43,039	$21,603	$14,870	$174,469	$(149)	$174,320

(1) Excludes amortization.
(2) Other non-operating expenses include Gain (loss) on debt extinguishment, Fair value adjustments, net, and Other, net. Refer to Notes 8, 12, and 14, respectively. Additionally, Other non-operating expense includes Interest expense, net of capitalized interest, which is primarily incurred at the corporate non-operating segment included in Other.

Other Segment Information	Gold Sales	Silver Sales	Copper Sales	Revenue	Segment Assets(1)	Capital Expenditures
New Afton	$48,074	$1,520	$61,666	$111,260	$5,848,460	$14,838
Rainy River	235,190	8,238	—	243,428	3,906,140	61,480
Las Chispas	67,310	94,258	—	161,568	1,601,684	17,004
Palmarejo	47,931	84,553	—	132,484	320,187	8,227
Rochester	66,920	77,485	—	144,405	1,429,443	21,945
Kensington	91,331	19	—	91,350	268,383	12,197
Wharf	97,002	2,119	—	99,121	167,715	3,710
Silvertip	—	—	—	—	241,378	5,980
Other	—	—	—	—	89,312	27
Total	$653,758	$268,192	$61,666	$983,616	$13,872,702	$145,408

(1) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended September 30, 2025

Segment Profit (Loss)	Revenue	Costs applicable to sales(1)	Amortization	Exploration	General and administrative	Pre-development, reclamation, and other	Income (loss) from operations	Other non-operating income (expense)(2)	Income (loss) before income and mining taxes
Las Chispas	$126,134	$68,104	$30,908	$2,526	$627	$33	$23,936	$918	$24,854
Palmarejo	121,193	51,010	10,115	5,728	417	1,492	52,431	(915)	51,516
Rochester	112,455	51,986	18,501	3,177	446	3,255	35,090	(2,602)	32,488
Kensington	98,890	46,709	10,435	2,209	384	5,689	33,464	(175)	33,289
Wharf	95,895	30,927	1,762	746	345	1,868	60,247	(80)	60,167
Silvertip	—	—	989	10,065	—	3,084	(14,138)	(85)	(14,223)
Other	—	—	220	690	12,611	422	(13,943)	(4,205)	(18,148)
Total	$554,567	$248,736	$72,930	$25,141	$14,830	$15,843	$177,087	$(7,144)	$169,943

(1) Excludes amortization.
(2) Other non-operating expenses include Gain (loss) on debt extinguishment, Fair value adjustments, net, and Other, net. Refer to Notes 8, 12, and 14, respectively. Additionally, Other non-operating expense includes Interest expense, net of capitalized interest, which is primarily incurred at the corporate non-operating segment included in Other.

Other Segment Information	Gold Sales	Silver Sales	Revenue	Segment Assets(1)	Capital Expenditures
Las Chispas	$61,005	$65,129	$126,134	$1,689,818	$9,751
Palmarejo	57,553	63,640	121,193	306,416	5,690
Rochester	47,945	64,510	112,455	1,264,175	11,567
Kensington	98,931	(41)	98,890	255,204	15,595
Wharf	95,050	845	95,895	124,540	3,175
Silvertip	—	—	—	222,099	2,618
Other	—	—	—	65,065	638
Total	$360,484	$194,083	$554,567	$3,927,317	$49,034
(1) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.
Nine Months Ended September 30, 2026

Segment Profit (Loss)	Revenue	Costs applicable to sales(1)	Amortization	Exploration	General and administrative	Pre-development, reclamation, and other	Income (loss) from operations	Other non-operating income (expense)(2)	Income (loss) before income and mining taxes
New Afton	$282,403	$135,012	$234,227	$12,713	$(31)	$2,987	$(102,505)	$3,129	$(99,376)
Rainy River	644,631	538,763	165,994	9,676	108	6,071	(75,981)	6,077	(69,904)
Las Chispas	542,092	103,488	117,127	9,460	1,359	686	309,972	13,111	323,083
Palmarejo	480,317	173,441	19,010	20,873	1,050	2,385	263,558	257	263,815
Rochester	466,587	173,791	46,319	4,574	1,155	6,832	233,916	(1,881)	232,035
Kensington	287,483	146,263	26,615	7,743	1,050	828	104,984	(314)	104,670
Wharf	221,887	77,471	3,760	5,587	945	(8,548)	142,672	(175)	142,497
Silvertip	—	—	2,809	28,422	—	11,404	(42,635)	(470)	(43,105)
Other	—	—	1,111	3,785	60,323	28,609	(93,828)	(21,761)	(115,589)
Total	$2,925,400	$1,348,229	$616,972	$102,833	$65,959	$51,254	$740,153	$(2,027)	$738,126
(1) Excludes amortization.
(2) Other non-operating expenses include Gain (loss) on debt extinguishment, Fair value adjustments, net, and Other, net. Refer to Notes 8, 12, and 14, respectively. Additionally, Other non-operating expense includes Interest expense, net of capitalized interest, which is primarily incurred at the corporate non-operating segment included in Other.

Other Segment Information	Gold Sales	Silver Sales	Copper Sales	Revenue	Segment Assets(1)	Capital Expenditures
New Afton	$129,114	$3,880	$149,409	$282,403	$5,848,460	$26,664
Rainy River	623,993	20,638	—	644,631	3,906,140	124,995
Las Chispas	213,669	328,423	—	542,092	1,601,684	45,797
Palmarejo	164,739	315,578	—	480,317	320,187	23,877
Rochester	187,563	279,024	—	466,587	1,429,443	62,655
Kensington	287,471	12	—	287,483	268,383	33,493
Wharf	217,423	4,464	—	221,887	167,715	14,872
Silvertip	—	—	—	—	241,378	12,700
Other	—	—	—	—	89,312	143
Total	$1,823,972	$952,019	$149,409	$2,925,400	$13,872,702	$345,196
(1) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2025

Segment Profit (Loss)	Revenue	Costs applicable to sales(1)	Amortization	Exploration	General and administrative	Pre-development, reclamation, and other	Income (loss) from operations	Other non-operating income (expense)(2)	Income (loss) before income and mining taxes
Las Chispas	$286,803	$168,685	$62,219	$7,666	$728	$924	$46,581	$2,149	$48,730
Palmarejo	331,138	143,416	28,702	13,602	1,358	5,169	138,891	(2,936)	135,955
Rochester	290,058	148,450	50,156	5,868	1,113	7,993	76,478	(8,057)	68,421
Kensington	253,899	134,948	28,127	7,045	978	6,287	76,514	(693)	75,821
Wharf	233,381	86,957	4,785	6,854	880	3,639	130,266	(269)	129,997
Silvertip	—	—	2,863	25,400	—	9,091	(37,354)	(72)	(37,426)
Other	—	—	592	1,644	36,934	12,855	(52,025)	(14,443)	(66,468)
Total	$1,395,279	$682,456	$177,444	$68,079	$41,991	$45,958	$379,351	$(24,321)	$355,030
(1) Excludes amortization.
(2) Other non-operating expenses include Gain (loss) on debt extinguishment, Fair value adjustments, net, and Other, net. Refer to Notes 8, 12, and 14, respectively. Additionally, Other non-operating expense includes Interest expense, net of capitalized interest, which is primarily incurred at the corporate non-operating segment included in Other.

Other Segment Information	Gold Sales	Silver Sales	Revenue	Segment Assets(1)	Capital Expenditures
Las Chispas	$142,012	$144,791	$286,803	$1,689,818	$24,289
Palmarejo	157,315	173,823	331,138	306,416	17,190
Rochester	135,995	154,063	290,058	1,264,175	50,886
Kensington	253,864	35	253,899	255,204	47,386
Wharf	229,739	3,642	233,381	124,540	14,130
Silvertip	—	—	—	222,099	5,000
Other	—	—	—	65,065	962
Total	$918,925	$476,354	$1,395,279	$3,927,317	$159,843
(1) Segment assets include receivables, prepaids, inventories, property, plant and equipment, mineral interests, and goodwill.

Assets	September 30, 2026	December 31, 2025
Total assets for reportable segments	$13,872,702	$3,928,905
Cash and cash equivalents	1,172,732	553,597
Other assets	180,615	213,180
Total consolidated assets	$15,226,049	$4,695,682
Geographic Information

Long-Lived Assets	September 30, 2026	December 31, 2025
United States	$1,342,849	$1,315,939
Mexico	1,752,456	1,815,259
Canada	9,592,105	239,265
Other	233	233
Total	$12,687,643	$3,370,696

Revenue	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$334,876	$307,240	$975,957	$777,338
Mexico	294,051	247,327	1,022,408	617,941
Canada	354,689	—	927,035	—
Total	$983,616	$554,567	$2,925,400	$1,395,279

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 5 – RECEIVABLES
    Receivables consist of the following:

In thousands	September 30, 2026	December 31, 2025
Current receivables:
Trade receivable	$15,210	$18,181
VAT receivable(1)	48,305	37,100
GST receivable(2)	6,025	—
Income tax receivable - federal(3)	9,774	11,931
Deferred cash consideration(4)	—	834
Other	4,124	1,114
	$83,438	$69,160
Non-current receivables:
Other receivable(5)	$10,163	$6,488
Contingent consideration(6)	13,195	13,195
	$23,358	$19,683
Total receivables	$106,796	$88,843
(1) Consists of VAT receivable from Mexico.
(2) Consists of Goods and Services Tax (“GST”) receivable from Canada.
(3) Primarily consists of receivable owed in Mexico.
(4) Represents the fair value of the contingent consideration related to the sale of an asset. In September 2026, the Company received the $1.0 million contingent payment, resulting in the recognition of a gain of $0.2 million presented in Other, net on the Condensed Consolidated Statements of Comprehensive Income. For more details, please see Note 5 -- Receivables contained in the 2025 10-K.
(5) Primarily consists of exploration credit refunds at Silvertip.
(6) Represents the fair value of the contingent consideration associated with the sale of Sterling/Crown exploration properties, which included the right to an additional payment of $50.0 million based on gold resources reported in the Sterling/Crown exploration properties by the buyer, its affiliates or its successors. The fair value of the contingent consideration was valued using a discounted cash flow model and is measured at fair value on a non-recurring basis.

NOTE 6 – INVENTORY AND ORE ON LEACH PADS
    Inventory consists of the following:

In thousands	September 30, 2026	December 31, 2025
Inventory:
Concentrate	$26,515	$3,507
Stockpile ore(1)	141,859	85,450
Precious metals	81,370	15,164
Supplies	129,137	59,209
	$378,881	$163,330
Ore on Leach Pads:
Current	$231,636	$157,461
Non-current	171,675	119,446
	$403,311	$276,907

Long-term Stockpile(2)	$222,744	$42,076

Total Inventory and Ore on Leach Pads	$1,004,936	$482,313
(1) Includes $57.4 million, $70.5 million, $4.1 million, $4.8 million, $3.1 million, and $2.0 million at Las Chispas, Rainy River, New Afton, Wharf, Kensington and Palmarejo at September 30, 2026, respectively. Includes $73.6 million, $8.4 million, $2.3 million, and $1.1 million at Las Chispas, Wharf, Kensington and Palmarejo at December 31, 2025, respectively.
(2) Includes $181.3 million and $41.5 million at Rainy River and Rochester at September 30, 2026, respectively. Includes $42.1 million at Rochester at December 31, 2025.
The Company reports the carrying value of metal and leach pad inventory at the lower of cost or net realizable value, with cost being determined using a weighted average cost method. In the three and nine months ended September 30, 2026, the cost of metal inventory at New Afton exceeded its net realizable value, which resulted in a non-cash write down of $7.5 million, which was recognized in Amortization.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT AND MINING PROPERTIES, NET
Property, plant and equipment and mining properties, net consist of the following:

In thousands	September 30, 2026	December 31, 2025
Mine development	$2,162,922	$1,657,873
Mineral interests	9,989,867	1,683,564
Land	84,712	9,961
Facilities and equipment(1)	2,772,829	1,741,055
Construction in progress	153,261	129,662
Total	$15,163,591	$5,222,115
Accumulated depreciation, depletion and amortization(2)	(3,101,760)	(2,477,231)
Property, plant and equipment and mining properties, net	$12,061,831	$2,744,884
(1) Includes $4.8 million and $123.8 million associated with facilities and equipment assets under finance leases at September 30, 2026 and December 31, 2025, respectively.
(2) Includes $4.5 million and $75.1 million of accumulated amortization related to assets under finance leases at September 30, 2026 and December 31, 2025, respectively.

NOTE 8 – DEBT

	September 30, 2026		December 31, 2025
In thousands	Current	Non-Current	Current	Non-Current
2029 Senior Notes, net(1)	$—	$291,342	$—	$290,792
2032 Senior Notes, net(2)	—	396,127	—	—
New Gold 2032 Senior Notes, net	—	13,690	—	—
Revolving Credit Facility(3)	—	—	—	—
Finance lease obligations	468	25	16,996	32,745
	$468	$701,184	$16,996	$323,537
(1) Net of unamortized debt issuance costs of $1.8 million and $2.3 million at September 30, 2026 and December 31, 2025, respectively.
(2) Net of unamortized debt issuance costs of $0.9 million at September 30, 2026.
(3) Unamortized debt issuance costs of $3.5 million and $1.9 million at September 30, 2026 and December 31, 2025, respectively, included in Other Non-Current Assets.
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
As at September 30, 2026, approximately $12.6 million of New Gold 2032 Senior Notes remained outstanding. Coeur is not an obligor or guarantor of such remaining New Gold 2032 Senior Notes.
2032 Senior Notes
In connection with the settlement of the Exchange Offer, Coeur issued approximately $385.8 million aggregate principal amount of Coeur’s 2032 Senior Notes. The 2032 Senior Notes are governed by an Indenture dated as of April 22, 2026, as amended (the “2032 Senior Notes Indenture”), among the Company, as issuer, certain of the Company’s subsidiaries named therein, as guarantors thereto (the “Guarantors”), and The Bank of New York Mellon, as trustee (the “Trustee”). On October 7, 2026, the Company entered into a supplemental indenture to the 2032 Senior Notes Indenture to clarify the date from which the initial interest payment on the 2032 Senior Notes accrues. The 2032 Senior Notes are denominated in U.S. dollars and bear interest at the rate of 6.875% per annum. Interest is payable in arrears in equal semiannual installments on April 1 and October 1 of each year. The 2032 Senior Notes will mature on April 1, 2032.
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
At September 30, 2026, the Company had no outstanding draws, $27.7 million in outstanding letters of credit and $972.3 million available under the RCF. Future borrowing may be subject to certain financial covenants.
Finance Lease Obligations
From time to time, the Company acquires mining equipment and facilities under finance lease agreements. In the nine months ended September 30, 2026, the Company did not enter into a new lease financing arrangement. In the nine months ended September 30, 2026, the Company prepaid $43.1 million of Rochester finance leases, of which $39.5 million represented principal repayments and the remaining for accrued and unpaid interest and other. A loss of $0.3 million was incurred primarily related to termination fees. All finance lease obligations are recorded, upon lease inception, at the present value of future minimum lease payments. For more details, please see Note 8 -- Leases in the 2025 10-K.

Coeur Mining, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
2029 Senior Notes	$3,756	$3,756	$11,267	$11,267
2032 Senior Notes	6,121	—	10,353	—
New Gold 2032 Senior Notes	217	—	2,738	—
Revolving Credit Facility	579	564	1,561	7,203
Finance lease obligations	21	1,415	1,120	4,634
Amortization of debt issuance costs	419	581	1,682	1,743
Other obligations	46	182	400	1,141
Capitalized interest	(325)	(225)	(834)	(1,014)
Total interest expense, net of capitalized interest	$10,834	$6,273	$28,287	$24,974

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
Changes to the Company’s asset retirement obligations for its operating sites are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Asset retirement obligation - Beginning	$423,463	$275,032	$277,511	$260,492
Accretion	6,163	4,988	17,090	14,620
Additions and changes to estimates	—	—	139,159	8,644
Settlements	(2,330)	(3,796)	(6,464)	(7,532)
Asset retirement obligation - Ending	$427,296	$276,224	$427,296	$276,224

NOTE 10 - INCOME AND MINING TAXES
    The following table summarizes the components of Income and mining tax (expense) benefit for the three and nine months ended September 30, 2026 and 2025 by significant jurisdiction:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$125,635	$(40,786)	$107,862	$135,736	$387,427	$(111,462)	$210,325	$115,202
Canada	(91,886)	23,163	(14,230)	(313)	(234,711)	61,499	(39,281)	(1,124)
Mexico	140,742	(47,315)	76,517	(38,542)	586,009	(210,167)	184,486	(98,205)
Other jurisdictions	(171)	—	(206)	—	(599)	—	(500)	—
	$174,320	$(64,938)	$169,943	$96,881	$738,126	$(260,130)	$355,030	$15,873
    During the third quarter of 2026, the Company reported estimated income and mining tax expense of approximately $64.9 million, resulting in an effective tax rate of 37.3%. This compares to income tax benefit of $96.9 million for an effective tax rate of (57.0)% during the third quarter of 2025. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) third quarter 2025 U.S. valuation allowance release; (ii) variations in the Company’s income before income taxes; (iii) geographic distribution of that income; (iv) foreign exchange rates; (v) percentage depletion; (vi) mining taxes; (vii) the impact of uncertain tax positions; and (viii) excess of tax benefits from share-based compensation. Fluctuations in foreign exchange rates on deferred tax balances

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
decreased income and mining tax expense by $6.5 million and increased income and mining tax expense by $9.8 million for the three months ended September 30, 2026 and 2025, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
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
The Company has historically provided a valuation allowance against a portion of its U.S. net deferred tax assets. During the three and nine months ended September 30, 2026, the Company released nil and $1.0 million, respectively, of valuation allowance against its U.S. net deferred tax assets resulting in a non-cash deferred tax benefit. The $1.0 million valuation allowance released is related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $56.0 million of U.S. federal and state deferred tax assets as of September 30, 2026, because the Company has concluded it is not more likely than not to be realized.
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
At September 30, 2026 and December 31, 2025, the Company had $34.3 million and $34.4 million of total gross unrecognized tax benefits, respectively, that, if recognized, would favorably impact the Company’s effective income tax rate. The Company’s continuing practice is to recognize potential interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. At September 30, 2026 and December 31, 2025, the amount of accrued income-tax-related interest and penalties was $18.3 million and $15.3 million, respectively.
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

NOTE 11 – STOCK-BASED COMPENSATION
    The Company has stock incentive plans for executives, directors and eligible employees. Stock awards include performance share units, restricted stock units and awards, and stock options. Stock-based compensation expense in the three and nine months ended September 30, 2026 was $11.3 million and $28.3 million, respectively, compared to $5.0 million and $12.5 million in the three and nine months ended September 30, 2025. At September 30, 2026, there was $26.7 million of unrecognized stock-based compensation cost which is expected to be recognized over a weighted-average remaining vesting period of two years. The Company granted 1.4 million cash-settled replacement restricted stock units that have a remaining vesting period of one year for awards assumed as part of the New Gold Transaction.
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
The following table summarizes the grants awarded during the nine months ended September 30, 2026:

Grant date	Restricted stock	Grant date fair value of restricted stock	Performance shares units	Grant date fair value of performance share units
February 20, 2026	635,144	$24.63	82,493	$36.74
February 20, 2026	—	$—	247,466	$40.86
April 9, 2026	1,222,580	$19.72	—	$—
April 16, 2026	513,600	$19.51	15,615	$36.74
April 16, 2026	—	$—	46,829	$40.86
July 15, 2026	91,477	$15.91	3,610	$36.74
    During the nine months ended September 30, 2026, 89,583 stock options issued under the stock incentive plan were exercised at a weighted average price of $21.26.

NOTE 12 – FAIR VALUE MEASUREMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Acquired bullion and metal inventory monetization	—	—	$—	$(342)
Fair value adjustments, net	$—	$—	$—	$(342)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (at least annually) by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement:

	Fair Value at September 30, 2026
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$208	$—	$208	$—
Gold and copper swap contracts	819	—	$819	—
	$1,027	$—	$1,027	$—
Liabilities:
Provisional metal sales contracts	$2,137	$—	$2,137	$—
Gold and copper swap contracts	$—	$—	$—	$—
	$2,137	$—	$2,137	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Fair Value at December 31, 2025
In thousands	Total	Level 1	Level 2	Level 3
Assets:
Provisional metal sales contracts	$1,103	$—	$1,103	$—
Liabilities:
Provisional metal sales contracts	$124	$—	$124	$—
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
No assets or liabilities were transferred between fair value levels in the nine months ended September 30, 2026.
The fair values of financial liabilities carried at book value in the financial statements at September 30, 2026 and December 31, 2025 is presented in the following tables, respectively:

	September 30, 2026
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes, net(1)	$291,342	$286,626	$—	$286,626	$—
2032 Senior Notes, net(2)	$396,127	$392,775	$—	$392,775	$—
New Gold 2032 Senior Notes, net	$13,690	$12,857	$—	$12,857	$—
(1) Net of unamortized debt issuance costs of $1.8 million.
(2) Net of unamortized debt issuance costs of $0.9 million.

	December 31, 2025
In thousands	Book Value	Fair Value	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes, net(1)	$290,792	$289,232	$—	$289,232	$—
Deferred Cash Due 2026	$4,829	$4,852	$—	$4,852	$—
(1) Net of unamortized debt issuance costs of $2.3 million.

The fair values of the 2029 Senior Notes, 2032 Senior Notes, and New Gold 2032 Senior Notes were estimated using quoted market prices. The fair value of the RCF approximates book value as the liability is secured, has a variable interest rate, and lacks significant credit concerns.
In July 2024, the Company completed the purchase of mining concessions adjacent to the Palmarejo complex from Fresnillo. Total consideration included a deferred cash payment of $5 million, which was paid in July 2026. The fair value of the Deferred Cash Due 2026 at December 31, 2025 was estimated using the pricing model with inputs derived from observable data, including yield curves and credit spreads. The model inputs can generally be verified and do not involve significant management judgment. Such instruments are classified within Level 2 of the fair value hierarchy.

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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
At September 30, 2026, the Company had the following derivative instruments that settle as follows:

In thousands except average prices and gold notional ounces	2026	2027 and Thereafter
Provisional gold sales contracts	$74,514	—
Average gold price per ounce	$4,302	—
Notional ounces	17,323	—

Provisional copper sales contracts	$62,575	—
Average copper price per pound	$6.55	—
Notional pounds	9,553	—

Gold swap contracts	$27,701	—
Average gold price per ounce	$4,262	—
Notional ounces	6,500	—

Copper swap contracts	$53,093	—
Average copper price per pound	$6.47	—
Notional pounds	8,212	—
The following summarizes the classification of the fair value of the derivative instruments:

	September 30, 2026
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional gold and copper sales contracts	$208	$2,137
Gold and copper swap contracts	$819	$—

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
In thousands	Prepaid expenses and other	Accrued liabilities and other
Provisional metal sales contracts	$1,103	$124
The following represent mark-to-market gains (losses) on derivative instruments in the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Financial statement line	Derivative	2026	2025	2026	2025
Revenue	Provisional gold sales contracts	$1,492	$1,505	$(2,566)	$1,590
Revenue	Provisional copper sales contracts	(2,126)	—	4,716	—
Revenue	Gold swap contracts	(1,774)	—	7,437	—
Revenue	Copper swap contracts	(1,356)	—	(6,364)	—
		$(3,764)	$1,505	$3,223	$1,590
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

NOTE 14 – ADDITIONAL COMPREHENSIVE INCOME DETAIL
Pre-development, reclamation, and other consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Silvertip ongoing carrying costs	$3,490	$2,617	$9,998	$7,667
Loss on sale of assets	2,971	113	3,016	416
Asset retirement accretion	6,163	4,988	17,090	14,620
Kensington royalty settlement(1)	—	—	—	(95)
Transaction and integration costs	1,258	451	25,122	12,161
Wage and Hour Litigation settlement(1)	(163)	6,998	(633)	6,998
Obligor exchange	312	—	2,776	—
Wharf property damage proceeds(1)	—	—	(10,000)	—
Other	839	676	3,885	4,190
Pre-development, reclamation and other	$14,870	$15,843	$51,254	$45,957
(1) See Note 17 -- Commitments and Contingencies for additional details on the Kensington royalty settlement, Wage and Hour Litigation settlement, and the Wharf property damage proceeds.
Other, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Foreign exchange gain (loss)	$2,406	$(2,080)	$7,140	$(2,593)
Flow-through shares	—	112	—	853
RMC bankruptcy distribution	—	—	—	38
Interest income	8,095	129	18,981	529
Other	187	974	2,016	2,174
Other, net	$10,688	$(865)	$28,137	$1,001

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
For the three and nine months ended September 30, 2026, there were 0.4 million and 0.9 million common stock equivalents, respectively, related to equity-based awards that were not included in the diluted earnings per share calculation as the shares would be antidilutive. Similarly, nil and 1.1 million common stock equivalents were excluded in the diluted earnings per share calculation for the three and nine months ended September 30, 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2026	2025	2026	2025
Net income available to common stockholders	$109,382	$266,824	$477,996	$370,903

Weighted average shares:
Basic	1,022,876	637,788	915,462	596,939
Effect of stock-based compensation plans	5,490	7,091	6,308	6,579
Diluted	1,028,366	644,879	921,770	603,518

Income per share:
Basic	$0.11	$0.42	$0.52	$0.62

Diluted	$0.11	$0.41	$0.52	$0.61
On May 27, 2025, the Company announced a $75 million share repurchase program (the “Program”). On March 23, 2026, the Company announced an expanded $750 million share repurchase program (the “Expanded Program”), which incorporates and supersedes the Company’s previous Program. Under the Expanded Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase agreement (the “10b-18 Agreement”) with BMO Capital Markets Corp. as the Company’s broker. On May 8, 2026, the Company entered into an issuer securities repurchase 10b5-1 plan (the “Expanded Program Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker. On September 7, 2026, the Company and BMO Capital Markets amended the Expanded Program Company 10b5-1 Plan to modify certain terms of the arrangement.
The following table summarizes repurchases made in the three and nine months ended September 30, 2026 and 2025 pursuant to the Program:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Shares repurchased	6,083,383	451,700	12,065,695	668,200
Cost of shares (in thousands)	$110,810	$5,334	$221,232	$7,338
Average price paid per share	$18.20	$11.79	$18.32	$10.96
On May 13, 2026, the Board declared an inaugural dividend of $0.02 per share of Coeur common shares, which was paid on June 10, 2026 to stockholders of record at the close of business on May 25, 2026. Due to an NYSE market holiday on May 25, 2026, the effective record date for the dividend was May 22, 2026. Dividend payments to stockholders in nine months ended September 30, 2026 totaled approximately $21 million on approximately 1.0 billion qualifying shares.
On November 4, 2026, the Board declared a further dividend of $0.02 per share of Coeur common shares, which is expected to be paid on December 16, 2026 to stockholders of record at the close of business on November 30, 2026.

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
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.		Subsidiary Guarantors
In thousands	September 30, 2026	December 31, 2025(1)	September 30, 2026	December 31, 2025(1)
Current assets	$473,342	$375,741	$1,133,742	$291,673
Non-current assets(2)	$8,575,500	$1,110,145	$11,328,490	$1,494,435
Non-guarantor intercompany assets	$4,054	$3,008	$—	$—

Current liabilities	$16,619	$33,646	$320,825	$166,385
Non-current liabilities	$773,817	$311,921	$3,107,596	$216,889
Non-guarantor intercompany liabilities	$396,024	$1,423	$—	$1,608
(1) Financial information excludes 1561611 B.C. Ltd., Coeur Silvertip Holdings Ltd., and New Gold Inc., which were added as subsidiary guarantors in the second quarter of 2026.
(2) Coeur’s non-current assets include its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2026

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$1,902,992
Gross profit (loss)	$(656)	$351,517
Net income	$477,996	$145,173
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

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
SUMMARIZED BALANCE SHEET

	Coeur Mining, Inc.	Subsidiary Guarantors
In thousands	September 30, 2026	September 30, 2026
Current assets	$473,342	$1,133,742
Non-current assets(1)	$8,575,500	$11,328,490
Non-guarantor intercompany assets	$4,054	$—

Current liabilities	$16,619	$320,825
Non-current liabilities	$773,817	$3,107,596
Non-guarantor intercompany liabilities	$396,024	$—
(1) Coeur Mining, Inc.’s non-current assets include its investment in Guarantor Subsidiaries.

SUMMARIZED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2026

In thousands	Coeur Mining, Inc.	Subsidiary Guarantors
Revenue	$—	$1,902,992
Gross profit (loss)	$(656)	$351,517
Net income	$477,996	$145,173
The following summarized financial information is presented to satisfy disclosure requirements of Rule 13-01 of Regulation S-X resulting from the guarantee by New Gold Inc. of the New Gold 2032 Senior Notes. The following schedules present summarized financial information of New Gold Inc. In conjunction with the New Gold Transaction, Coeur completed the Exchange Offer for any and all of the New Gold 2032 Senior Notes for up to $400.0 million aggregate principal amount of 6.875% Senior Notes due 2032 to be issued by the Company and cash. The Exchange Offer expired on April 20, 2026 and the Amended New Gold Indenture became operative upon consummation of the Exchange Offer on the final settlement date on April 22, 2026. Under the Exchange Offer, of the $400.0 million aggregate principal amount of New Gold 2032 Senior Notes, $385.8 million aggregate principal amount of New Gold 2032 Senior Notes were exchanged for approximately $385.8 million aggregate principal amount of Coeur’s 2032 Senior Notes, and $14.2 million of New Gold 2032 Senior Notes remained outstanding as obligations of New Gold and governed by the Amended New Gold Indenture. Following the repurchase of $1.6 million of the outstanding New Gold 2032 Senior Notes during the second quarter of 2026, approximately $12.6 million of New Gold 2032 Senior Notes remained outstanding as at September 30, 2026. Coeur is not an obligor or guarantor of such remaining New Gold 2032 Senior Notes. See Note 8 -- Debt for additional details.
SUMMARIZED BALANCE SHEET

New Gold Inc.
In thousands	September 30, 2026
Current assets	$717,284
Non-current assets	$9,522,420
Non-guarantor intercompany assets	$—

Current liabilities	$140,231
Non-current liabilities	$2,878,241
Non-guarantor intercompany liabilities	$—

SUMMARIZED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2026

In thousands	New Gold Inc.
Revenue	$1,253,874
Gross profit	$61,514
Net income	$(175,008)

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Mexico Litigation Matters
As of September 30, 2026, $29.6 million in principal is due from the Mexican government associated with amounts that were paid as value-added tax (“VAT”) under Coeur Mexicana, S.A. de C.V.’s (“Coeur Mexicana’s”) prior royalty agreement with a subsidiary of Franco-Nevada Corporation, which was terminated in 2016. Coeur Mexicana applied for and initially received refunds in the normal course of these amounts paid as VAT associated with the royalty payments; however, in 2011 the Mexican tax authorities began denying refunds of these amounts based on the argument that VAT was not legally due on the royalty payments. Accordingly, Coeur Mexicana began to request refunds of these amounts paid as VAT as undue payments, which the Mexican tax authorities also denied. The Company has since been engaged in ongoing efforts to recover these amounts from the Mexican government (including through refiling refund requests as undue payments rather than refunds of VAT that were due, litigation and international arbitration). While the Company believes that it remains legally entitled to be refunded the full amount of the receivable and intends to rigorously continue its recovery efforts, based on the continued failure to recover the receivable and certain unfavorable Mexican court decisions, the Company determined to write down the carrying value of the receivable at September 30, 2021. Coeur initiated an arbitration proceeding against Mexico under Annex 14-C of the United States-Mexico-Canada Agreement, or USMCA, for violations of the North American Free Trade Agreement, or NAFTA, to pursue recovery of the unduly paid VAT plus interest and other damages. Outcomes in arbitration and the process for recovering funds even if there is a successful outcome in arbitration can be lengthy and unpredictable.
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
The following table presents a roll forward of the Franco-Nevada contract liability balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Opening Balance	$5,424	$6,038	$5,722	$6,382
Revenue Recognized	(123)	(153)	(421)	(497)
Closing Balance	$5,301	$5,885	$5,301	$5,885

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Royal Gold Stream Agreement
The Company’s subsidiary, New Gold Inc., is party to a streaming agreement (“Royal Gold Stream Agreement”) with Royal Gold A.G., a wholly-owned subsidiary of Royal Gold, Inc. (“Royal Gold”). Under the terms of the Royal Gold Stream Agreement, the Company is required to deliver 6.5% of gold production from Rainy River to Royal Gold, up to a total of 230,000 ounces of gold and then 3.25% of the mine’s gold production thereafter. The Company is also required to deliver 60% of the mine’s silver production to Royal Gold, up to a maximum of 3.1 million ounces and then 30% of silver production thereafter. Royal Gold is required to pay 25% of the average spot gold or silver price at the time each ounce of gold or silver is delivered under the Royal Gold Stream Agreement. As of September 30, 2026, Rainy River had delivered 139,194 and 2,216,555 ounces of gold and silver, respectively, under the terms of the Royal Gold Stream Agreement. The Royal Gold Stream Agreement is satisfied by delivering gold and silver metal purchased in the open market. The cost to purchase gold and silver metal is included in Costs applicable to sales while the payment received from Royal Gold is recognized in Revenue under ASC 606 on the Condensed Consolidated Statements of Comprehensive Income.
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
The metal sales prepayments represented a contract liability under ASC 606, which required the Company to recognize ratably a portion of the deposit as revenue for each gold and silver ounce delivered to the customer. The remaining contract liability was included in Accrued liabilities and other on the Condensed Consolidated Balance Sheet. At September 30, 2026, there were no remaining contract liabilities.
The following table presents a roll forward of the prepayment contract liability balance:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2026	2025	2026	2025
Opening Balance	$—	$—	$—	$42,164
Additions	—	—	—	—
Revenue Recognized	—	—	—	(42,164)
Closing Balance	$—	$—	$—	$—
U.S. Wage and Hour Matter
On November 13, 2024, a putative collective and class action lawsuit was filed against the Company by a former employee in the United States District Court for the Northern District of Illinois, Eastern Division (the “Court”) alleging non-compliance with certain provisions of the Fair Labor Standards Act and the Alaska Wage and Hour Act (“Wage and Hour Litigation”). On August 26, 2025, the Company reached an agreement in principle to resolve the Wage and Hour Litigation. The Company denies any wrongdoing and its settlement of the Wage and Hour Litigation is not an admission of any non-compliance with the Fair Labor Standards Act or the Alaska Wage and Hour Act, but rather a business decision made in recognition of the costs of defense and inherent uncertainty presented in litigation matters. The definitive settlement agreement was negotiated between the parties and was approved by the Court on January 16, 2026. Following Court approval, the Company made settlement payments in the first quarter of 2026 for approximately $6.3 million, inclusive of the employer’s share of relevant taxes for amounts treated as wages resulting in a favorable adjustment of $0.6 million in Pre-development, reclamation, and other. In September 2026, the Company received $0.2 million in refund of uncashed checks related to the Wage and Hour Litigation settlement.
Other Commitments and Contingencies
As part of its ongoing business and operations, the Company and its affiliates are required to provide surety bonds, bank letters of credit, bank guarantees and, in some cases, cash as financial support for various purposes, including environmental remediation, reclamation, and other general corporate purposes. As of September 30, 2026 and December 31, 2025, the Company had surety bonds totaling $526.0 million and $372.4 million, respectively, in place as financial support for future reclamation and closure costs. The obligations associated with these instruments are generally related to performance requirements that the Company addresses through its ongoing operations and, from time to time, the Company may be required to post collateral, including cash or letters of credit which reduce availability under its revolving credit facility, to support these instruments. As the specific requirements are met, the beneficiary of the associated instrument cancels and/or returns the

Coeur Mining, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
instrument to the issuing entity. Certain of these instruments are associated with operating sites with long-lived assets and will remain outstanding until closure. The Company believes it is in compliance with all applicable bonding obligations and will be able to satisfy future bonding requirements through existing or alternative means, as they arise.
On June 22, 2026, the Company received proceeds of $10 million for a property damage claim and $10 million for a business interruption claim for a total of $20 million in partial satisfaction of insurance claims filed following the fire incident at the tertiary crusher at the Wharf mine in the fourth quarter of 2025, which occurred during regularly scheduled maintenance. The $10 million received for the business interruption claim was included in Costs applicable to sales and the $10 million received for the property damage claim was included in Pre-development, reclamation, and other. On October 23, 2026, the Company reached an agreement regarding the property damage and business interruption claims. The Company expects to receive additional insurance proceeds of $70 million in the fourth quarter. The Company recognizes property damage and business interruption insurance recoveries in accordance with the nature of the claim.
NOTE 18 – ADDITIONAL BALANCE SHEET DETAIL AND SUPPLEMENTAL CASH FLOW INFORMATION
Accrued liabilities and other consist of the following:

In thousands	September 30, 2026	December 31, 2025
Accrued salaries and wages	$61,460	$42,354
Deferred revenue(1)	609	683
Income and mining taxes	117,050	116,230
Deferred Cash Due 2026(2)	—	4,829
Accrued operating costs	12,706	12,506
Unrealized losses on derivatives	501	124
Taxes other than income and mining	16,694	17,465
Accrued interest payable	4,100	6,060
Operating lease liabilities	7,664	11,962
Accrued liabilities and other	$220,784	$212,213
(1) See Note 17 -- Commitments and Contingencies for additional details on deferred revenue liabilities.
(2) See Note 12 -- Fair Value Measurements for additional details on Deferred Cash Due 2026.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that total the same such amounts shown on the Condensed Consolidated Statements of Cash Flows in the three and nine months ended September 30, 2026 and 2025:

In thousands	September 30, 2026	September 30, 2025
Cash and cash equivalents	$1,172,732	$266,342
Restricted cash equivalents(1)	4,274	1,834
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,177,006	$268,176
(1) Restricted cash equivalents are included in Prepaid expenses and other and Restricted assets on the Condensed Consolidated Balance Sheet.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Coeur Mining, Inc. and its subsidiaries (collectively the “Company”, “our”, or “we”). We use certain non-GAAP financial performance measures in our MD&A. For a detailed description of these measures, please see “Non-GAAP Financial Performance Measures” at the end of this Item. We provide Costs applicable to sales (“CAS”) allocation, referred to as the co-product method, based on revenue contribution for Las Chispas, Palmarejo and Rochester and based on the primary metal, referred to as the by-product method, for Rainy River, New Afton and Wharf. Revenue from secondary metal, such as silver at Rainy River, New Afton and Wharf, is treated as a cost credit.
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
Third Quarter Highlights
For the quarter, Coeur reported revenue of $1.0 billion and cash provided by operating activities of $386 million. We reported GAAP net income of $109 million, or $0.11 per diluted share. On a non-GAAP adjusted basis, the Company reported EBITDA of $448 million and net income of $98 million or $0.10 per diluted share. For the nine months ended September 30, 2026, Coeur reported revenue of $2.9 billion and cash provided by operating activities of $1.2 billion. We reported GAAP net income of $478 million, or $0.52 per diluted share. On a non-GAAP adjusted basis, the Company reported EBITDA of $1.4 billion and net income of $474 million or $0.51 per diluted share.
•Solid financial performance – On a year-over-year basis, revenue increased 77% to $1.0 billion, adjusted EBITDA increased 69% to $448 million, and free cash flow increased 27% to $240 million. Third quarter average realized gold and silver prices per ounce declined to $3,979 and $62.22, respectively, compared to $4,140 and $71.18 in the prior period. Silver contributed 27% of the Company’s revenue in the quarter
•Steady production and strong cost performance across balanced portfolio – Quarterly gold production totaled 161,400 ounces, with sequential quarterly production growth at Rochester and Wharf of 39% and 28%, respectively. Quarterly silver production of 4.2 million ounces decreased 12% year over year, primarily driven by lower silver grades at Palmarejo. Adjusted CAS per gold and silver ounce declined 16% and 1% quarter over quarter, respectively
•Growing balance sheet strength and consistent capital returns – Coeur’s cash balance increased more than fourfold versus the prior year to $1.2 billion, driven by strong free cash flow at each of the Company’s seven North American operations. Since the commencement of the enhanced $750 million share repurchase program in mid-May, Coeur has repurchased $231 million of common stock, or 12.6 million shares, including $111 million in the third quarter, representing approximately 46% of quarterly free cash flow. The Company today declared a second dividend of $0.02 per share, which is expected to be paid on December 16, 2026 to all stockholders of record as at the close of business on November 30, 2026
•Company continuing to target full-year production at the low-end of guidance ranges – Coeur continues to target achieving record full-year production of approximately 630,000 ounces of gold, 18.7 million ounces of silver, and 40.0 million pounds of copper, which represent the low end of the Company’s guidance ranges

Selected Financial and Operating Results

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Financial Results: (in thousands, except per share amounts)
Gold sales	$653,758	$694,992	$1,823,972	$918,925
Silver sales	$268,192	$321,629	$952,019	$476,354
Copper sales	$61,666	$68,971	$149,409	$—
Consolidated revenue	$983,616	$1,085,592	$2,925,400	$1,395,279
Net income	$109,382	$121,853	$477,996	$370,903
Net income per share, diluted	$0.11	$0.12	$0.52	$0.61
Adjusted net income (loss)(1)	$97,849	$122,607	$473,954	$266,064
Adjusted net income (loss) per share, diluted(1)	$0.10	$0.12	$0.51	$0.44
EBITDA(1)	$446,316	$482,086	$1,383,385	$557,448
Adjusted EBITDA(1)	$447,965	$478,267	$1,401,117	$601,287
Free cash flow	$240,211	$387,523	$894,491	$352,449
Total debt(2)	$701,652	$705,291	$701,652	$363,516
Operating Results:
Gold ounces produced	161,400	163,490	421,347	306,617
Silver ounces produced	4,201,137	4,391,870	12,981,353	13,207,251
Copper pounds produced	9,975,124	11,377,407	22,674,375	—
Gold ounces sold	164,311	167,877	440,608	310,759
Silver ounces sold	4,310,202	4,518,263	13,200,021	13,550,625
Copper pounds sold	9,268,535	11,287,253	23,940,863	—
Adjusted CAS per gold ounce(1)	$2,054	$2,442	$2,191	$1,411
Adjusted CAS per silver ounce(1)	$22.73	$22.99	$22.07	$17.54
Adjusted CAS per copper pound(1)	$2.67	$2.33	$2.89	$—
Average realized price per gold ounce	$3,979	$4,140	$4,140	$2,957
Average realized price per silver ounce	$62.22	$71.18	$72.12	$35.15
Average realized price per copper pound	$6.65	$6.11	$6.24	$—
(1) See “Non-GAAP Financial Performance Measures”. Includes non-cash costs of $40 million and $140 million for the three months ended September 30, 2026 and June 30, 2026, respectively, and $265 million and $90 million for the nine months ended September 30, 2026 and 2025, respectively, related to the PPA ascribed to Inventory at New Afton, Rainy River and Las Chispas.
(2) Includes finance leases. Net of debt issuance costs and premium received.

Consolidated Financial Results
Three Months Ended September 30, 2026 compared to Three Months Ended June 30, 2026
Revenue
We sold 164,311 gold ounces, 4.3 million silver ounces, and 9.3 million copper pounds compared to 167,877 gold ounces, 4.5 million silver ounces, and 11.3 million copper pounds. Revenue decreased by $102 million, or 9%, as a result of a 2%, 5%, and 18% decrease in gold, silver, and copper sales, respectively, and a 4% and 13% decrease in average realized gold and silver prices, respectively, partially offset by a 9% increase in average realized copper price. The slight decrease in gold ounces sold was the result of lower grades at Rainy River and Palmarejo, and lower mill throughput at New Afton. This was partially offset by higher grades and tonnes placed at Rochester, timing of recoveries at Rochester and Wharf, and timing of sales at Kensington. The decrease in silver ounces sold was the result of lower grades at Las Chispas, Palmarejo, and Rochester, partially offset by higher mill throughput at Las Chispas and Palmarejo, and higher tonnes placed at Rochester. The decrease in copper production was due to lower mill throughput at New Afton. Gold, silver, and copper represented 67%, 27%, and 6% of third quarter 2026 sales revenue, respectively, compared to 64%, 30%, and 6% of second quarter 2026 sales revenue, respectively.
The following table summarizes consolidated metal sales:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2026	June 30, 2026
Gold sales	$653,758	$694,992	$(41,234)	(6)%
Silver sales	268,192	321,629	(53,437)	(17)%
Copper sales	61,666	68,971	(7,305)	(11)%
Metal sales	$983,616	$1,085,592	$(101,976)	(9)%
Costs Applicable to Sales
Costs applicable to sales decreased $81 million, or 15%, primarily driven by the non-cash impact of the PPA ascribed to Inventory of $40 million compared to $140 million in the second quarter of 2026, partially offset by higher gold and silver ounces sold at Rochester, Kensington, and Wharf. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $5 million, or 2%, as a result of higher gold and silver ounces sold at Rochester, Kensington, and Wharf.
Expenses
General and administrative expenses decreased $1 million, or 5%, primarily due to lower outside service and travel costs, partially offset by higher stock-based compensation costs.
Exploration expense increased $9 million, or 26%, primarily due to higher scout drilling activity at Kensington and Silvertip.
Pre-development, reclamation, and other expenses increased $8 million, or 127%, as a result of receiving property damage insurance proceeds in the second quarter of 2026 related to the November 2025 fire incident at Wharf, partially offset by lower transaction and integration costs associated with the acquisition of New Gold.
The following table summarizes pre-development, reclamation and other expenses:

	Three Months Ended		Increase (Decrease)	Percentage Change
In thousands	September 30, 2026	June 30, 2026
Silvertip ongoing carrying costs	$3,490	$3,242	$248	8%
Loss on sale of assets	2,971	19	2,952	15,537%
Asset retirement accretion	6,163	6,088	75	1%
Transaction and integration costs	1,258	3,954	(2,696)	(68)%
Wage and Hour Litigation settlement	(163)	—	(163)	100%
Obligor exchange	312	2,464	(2,152)	(87)%
Wharf property damage proceeds	—	(10,000)	10,000	(100)%
Other	839	790	49	6%
Pre-development, reclamation and other expense	$14,870	$6,557	$8,313	127%
Other Income and Expenses
Interest expense (net of capitalized interest) remained comparable at $11 million. The RCF had no outstanding amount drawn as of September 30, 2026.
Other, net increased to $11 million compared to $10 million as a result of higher interest income, partially offset by lower foreign exchange rate gains.
Income and Mining Taxes
Income and mining tax expense of approximately $65 million resulted in an effective tax rate of 37.3% for the three months ended September 30, 2026. This compares to income tax expense of $93 million for an effective tax rate of 43.3% for the three months ended June 30, 2026. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) foreign exchange rates; (ii) mining taxes; (iii) impact of uncertain tax positions; (iv) percentage depletion; (v) variations in the Company’s income before income taxes; (vi) geographic distribution of that income; and (vii) excess tax benefits from share-based compensation. Fluctuations in foreign exchange rates on deferred tax balances decreased income and mining tax expense by $7 million and increased income and mining tax expense by $10 million for the three months ended September 30, 2026 and June 30, 2026, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Three Months Ended September 30,		Three Months Ended June 30,
	2026		2026
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$125,635	$(40,786)	$122,619	$(40,034)
Canada	(91,886)	23,163	(101,258)	29,955
Mexico	140,742	(47,315)	193,907	(83,159)
Other jurisdictions	(171)	—	(177)	—
	$174,320	$(64,938)	$215,091	$(93,238)
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

The Company has historically provided a valuation allowance against a portion of its U.S. net deferred tax assets. During the three and nine months ended September 30, 2026, the Company released nil and $1 million, respectively, of valuation allowance against its U.S. net deferred tax assets resulting in a non-cash deferred tax benefit. The $1 million valuation allowance released is related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $56 million of U.S. federal and state deferred tax assets as of September 30, 2026 because the Company has concluded it is not more likely than not to be realized.
The exact timing and amount of any valuation allowance release are subject to change, depending upon the Company’s future profitability and the net deferred tax assets available.
Net Income
Net income was $109 million, or $0.11 per diluted share, compared to $122 million, or $0.12 per diluted share. The decrease in net income resulted from a 2%, 5%, and 18% decrease in gold, silver, and copper sales, respectively, a 4% and 13% decrease in average realized gold and silver prices, respectively, higher exploration costs, the receipt of property damage insurance proceeds in the second quarter of 2026 related to the November 2025 fire incident at Wharf, and higher income and mining taxes. This was partially offset by a 9% increase in average realized copper price, and lower non-cash impact of the PPA ascribed to Inventory of $40 million compared to $140 million in the second quarter of 2026. Adjusted net income was $98 million, or $0.10 per diluted share, compared to $123 million, or $0.12 per diluted share (see “Non-GAAP Financial Performance Measures”).
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Revenue
The Company sold 440,608 gold ounces, 13.2 million silver ounces, and 23.9 million copper pounds compared to 310,759 gold ounces, 13.6 million silver ounces, and zero copper pounds. Revenue increased by $1.5 billion, or 110%, as a result of post-acquisition sales at Rainy River and New Afton, and a 40% and 105% increase in average realized gold and silver prices, respectively. This was partially offset by a 15% and 6% decrease in gold and silver ounces sold from the Company’s United States and Mexico operations, respectively. The increase in gold ounces sold was primarily due to full-year sales at Las Chispas and post-acquisition sales at Rainy River and New Afton, partially offset by lower grades at Palmarejo, Rochester, and Kensington, and temporarily reduced crushing capacity at Wharf. The decrease in silver ounces sold resulted from lower grades at Palmarejo and Rochester, partially offset by full-year sales at Las Chispas. Gold, silver and copper represented 62%, 33% and 5% of 2026 sales, respectively, compared to 66%, 34% and nil of 2025 sales, respectively.
The following table summarizes consolidated metal sales:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2026	2025
Gold sales	$1,823,972	$918,925	$905,047	98%
Silver sales	952,019	476,354	475,665	100%
Copper sales	149,409	—	149,409	100%
Metal sales	$2,925,400	$1,395,279	$1,530,121	110%
Costs Applicable to Sales
Costs applicable to sales increased $666 million, or 98%, primarily due to the post-acquisition sales at Rainy River and New Afton, full-year sales at Las Chispas and higher operating costs at Palmarejo, Rochester, and Kensington, partially offset by lower gold ounces sold at Wharf. Cost applicable to sales includes the non-cash impact of the PPA ascribed to Inventory of $265 million compared to $90 million during 2025. For a complete discussion of costs applicable to sales, see Results of Operations below.
Amortization
Amortization increased $440 million, or 248%, as a result of post-acquisition sales at Rainy River and New Afton, full-year sales at Las Chispas, partially offset by lower gold ounces sold at Palmarejo, Kensington, and Wharf.
Expenses
General and administrative expenses increased $24 million, or 57%, primarily due to the New Gold Transaction, higher stock-based compensation, outside services, and audit fees.

Exploration expense increased $35 million, or 51%, driven by planned higher resource expansion drilling activity at all locations, full-year exploration expense at Las Chispas, and post-acquisition exploration expense at Rainy River and New Afton.
Pre-development, reclamation, and other expenses increased $5 million, or 12%, primarily due to higher transaction and integration costs related to the New Gold Transaction, higher asset retirement obligation accretion, and increased Silvertip care and maintenance costs, partially offset by the receipt of property damage insurance proceeds in the second quarter of 2026 related to the November 2025 fire incident at Wharf and the Wage and Hour Litigation settlement recorded in 2025.
The following table summarizes pre-development, reclamation and other expenses:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
In thousands	2026	2025
Silvertip ongoing carrying costs	$9,998	$7,667	$2,331	30%
(Gain) Loss on sale of assets	3,016	416	2,600	625%
Asset retirement accretion	17,090	14,620	2,470	17%
Kensington royalty settlement	—	(95)	95	(100)%
Transaction and integration costs	25,122	12,161	12,961	107%
Obligor exchange	2,776	—	2,776	100%
Wharf property damage proceeds	(10,000)	—	(10,000)	(100)%
Wage and Hour Litigation settlement	(633)	6,998	(7,631)	(109)%
Other	3,885	4,190	(305)	(7)%
Pre-development, reclamation and other expense	$51,254	$45,957	$5,297	12%
Other Income and Expenses
The Company incurred $2 million of debt extinguishment costs following the termination of the $400 million revolving credit facility and its replacement with the new $1.0 billion RCF, and prepayment of $39 million of Rochester finance leases.
Interest expense (net of capitalized interest) increased to $28 million from $25 million due to higher interest paid under the New Gold 2032 Senior Notes assumed in the New Gold Transaction and 2032 Senior Notes, partially offset by lower interest paid under the RCF driven by lower average debt levels and lower interest paid under finance leases. The new $1.0 billion RCF had no outstanding amount drawn as of September 30, 2026.
Other, net increased to a gain of $28 million compared to $1.0 million as a result of higher interest income and foreign exchange rate gains.
Income and Mining Taxes
Income and mining tax expense of approximately $260 million resulted in an effective tax rate of 35.2% for 2026. This compares to income tax benefit of $16 million for an effective tax rate of (4.5)% for 2025. The comparability of the Company’s income and mining tax (expense) benefit and effective tax rate for the reported periods was impacted by multiple factors, primarily: (i) third quarter 2025 U.S. valuation allowance release; (ii) variations in the Company’s income before income taxes; (iii) geographic distribution of that income; (iv) mining taxes; (v) percentage depletion; (vi) foreign exchange rates; (vii) the impact of uncertain tax positions; and (viii) excess of tax benefits from share-based compensation. Fluctuations in foreign exchange rates on deferred tax balances increased income and mining tax expense by $2 million and $38 million for the nine months ended September 30, 2026 and 2025, respectively. The impact of foreign exchange rates on deferred tax balances is predominantly due to the Mexican Peso and deferred taxes resulting from Las Chispas purchase price accounting. Therefore, the effective tax rate will fluctuate, sometimes significantly, period to period.
The following table summarizes the components of the Company’s income (loss) before tax and income and mining tax (expense) benefit:

	Nine Months Ended September 30,
	2026		2025
In thousands	Income (loss) before tax	Tax (expense) benefit	Income (loss) before tax	Tax (expense) benefit
United States	$387,427	$(111,462)	$210,325	$115,202
Canada	(234,711)	61,499	(39,281)	(1,124)
Mexico	586,009	(210,167)	184,486	(98,205)
Other jurisdictions	(599)	—	(500)	—
	$738,126	$(260,130)	$355,030	$15,873
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
The Company has historically provided a valuation allowance against a portion its U.S. net deferred tax assets. During the three and nine months ended September 30, 2026, the Company released nil and $1 million, respectively, of valuation allowance against its U.S. net deferred tax assets resulting in a non-cash deferred tax benefit. The $1 million valuation allowance released is related to forecasted future year income. The timing of this valuation allowance release was primarily due to the cumulative income position for the most recent three-year period and projected future earnings.
The Company continues to maintain a valuation allowance against approximately $56 million of U.S. federal and state deferred tax assets as of September 30, 2026, because the Company has concluded it is not more likely than not to be realized.
The exact timing and amount of any valuation allowance release are subject to change, depending upon the Company’s future profitability and the net deferred tax assets available.
Net Income
Net income was $478 million, or $0.52 per diluted share, compared to $371 million, or $0.61 per diluted share. The increase in net income was driven by post-acquisition sales at Rainy River and New Afton, full-year sales at Las Chispas, and a 40% and 105% increase in average realized gold and silver prices, respectively. This was partially offset by a 15% and 6% decrease in gold and silver ounces sold from the Company’s United States and Mexico operations, respectively, post-acquisition costs applicable to sales at Rainy River and New Afton, higher non-cash impact of the PPA ascribed to Inventory of $265 million compared to $90 million in 2025, higher general and administrative, exploration, transaction and integration costs, and higher mining and income tax expense. Adjusted net income was $474 million, or $0.51 per diluted share, compared to $266 million, or $0.44 per diluted share (see “Non-GAAP Financial Performance Measures”).

2026 Guidance
The Company expects full-year 2026 metal production at the low end of the respective guidance ranges for gold, silver and copper. As a result, CAS1 are expected to be at the upper end of respective full-year 2026 ranges.
Capital expenditures, amortization, exploration, general and administrative expenses (“G&A”), and cash income and mining taxes are trending toward the low end of guidance ranges.
2026 Production Guidance

	Gold	Silver	Copper
	(oz)	(K oz)	(M lbs)
New Afton	50,000 - 60,000	100 - 180	40 - 50
Rainy River	190,000 - 230,000	380 - 450	-
Las Chispas	55,000 - 65,000	5,500 - 6,300	-
Palmarejo	95,000 - 105,000	6,250 - 7,000	-
Rochester	70,000 - 90,000	6,400 - 7,800	-
Kensington	98,000 - 110,000	-	-
Wharf	72,000 - 90,000	50 - 200	-
Total	630,000 - 750,000	18,680 - 21,930	40 - 50

2026 Adjusted Costs Applicable to Sales Guidance

	Gold	Silver	Copper
	($/oz)	($/oz)	($/lb)

New Afton (co-product)	$1,300 - $1,600	-	$2.00 - $2.30
Rainy River (by-product)	$2,700 - $3,000	-	-
Las Chispas (co-product)	$750 - $950	$12.50 - $14.50	-
Palmarejo (co-product)	$700 - $900	$21.50 - $23.50	-
Rochester (co-product)	$1,350 - $1,550	$23.00 - $25.00	-
Kensington	$1,750 - $1,950	-	-
Wharf (by-product)	$1,400 - $1,600	-	-

2026 Capital, Amortization, Exploration, G&A and Income and Mining Tax Guidance

($M)
Capital Expenditures, Sustaining	$360 - $405
Capital Expenditures, Development	$160 - $200
Exploration, Expensed	$118 - $132
Exploration, Capitalized	$29 - $37
General & Administrative Expenses	$90 - $100
Cash Income and Mining Taxes	$350 - $450
Amortization	$1,100 - $1,200
Effective Tax Rate (%)	34% - 38%
The Company’s guidance figures assume estimated prices of $4,000/oz gold, $55.00/oz silver, and $6.25/lb copper, as well as CAD of 1.38 and MXN of 18.00. Guidance figures exclude the impact of any metal sales or foreign exchange hedges.

The normalized effective tax rate excludes items that are not reflective of Coeur’s underlying performance, such as the impacts of foreign currency on deferred taxes, taxes related to prior periods, and one-time, non-cash, tax valuation allowance adjustments.

Results of Operations
New Afton, Canada

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Tonnes milled	928,052	1,101,408	2,163,845	—
Average gold grade (grams/tonne)	0.49	0.48	0.48	—
Average copper grade (%)	0.55	0.54	0.54	—
Average recovery rate – Au	83.7%	82.6%	83.2%	—%
Average recovery rate – Cu	88.0%	86.7%	87.6%	—%
Gold ounces produced	12,189	14,059	27,853	—
Silver ounces produced	26,208	29,209	59,091	—
Copper pounds produced	9,975,124	11,377,407	22,674,375	—
Gold ounces sold	11,526	13,832	29,264	—
Silver ounces sold	23,811	29,261	62,204	—
Copper pounds sold	9,268,535	11,287,253	23,940,863	—
Adjusted CAS per gold ounce(1)	$1,673	$1,766	$2,080	—
Adjusted CAS per copper pound(1)	$2.67	$2.33	$2.89	—
(1) See Non-GAAP Financial Performance Measures. Includes the non-cash impact of $327 and $0.45 on costs applicable to sales per gold ounce and copper pound sold, respectively, attributable to PPA ascribed to Inventory of $20 million in the nine months ended September 30, 2026. The non-cash impact on costs applicable to sales per gold ounce and copper pound sold, respectively, attributable to PPA in the second and third quarters of 2026 was not significant.
Three Months Ended September 30, 2026 compared to Three Months Ended June 30, 2026
Gold and copper production decreased 13% and 12%, respectively, due to a conveyor belt failure, which temporarily limited ore supply to the mill. Metal sales were $111 million, or 11% of Coeur’s metal sales, compared with $133 million, or 12% of Coeur’s metal sales. Revenue decreased by $22 million, or 17%, of which $23 million was due to lower volume of gold and copper production, and $5 million was due to lower average realized gold prices, partially offset by $6 million due to higher average realized copper prices. Costs applicable to sales per gold ounce and copper pound sold decreased 5% and increased 15%, respectively, due to the mix of gold and copper sales, which impacted co-product cost allocation, and higher maintenance costs. The second and third quarter PPA non-cash impact was not significant. Amortization increased by $8 million to $114 million primarily due to the LCM adjustment of $8 million. Capital expenditures increased by $3 million to $15 million as a result of higher mining equipment purchases.
Nine Months Ended September 30, 2026
New Afton results represent post-acquisition activity subsequent to the acquisition of New Gold on March 20, 2026. Metal sales were $282 million, or 10% of Coeur’s metal sales. Costs applicable to sales per gold ounce and copper pound sold includes $327 and $0.45, respectively, of costs related to the non-cash expensing of $20 million of PPA that was ascribed to Inventory. Amortization totaled $234 million. Capital expenditures were $27 million.
Rainy River, Canada

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Tonnes milled	2,362,558	2,396,866	4,985,056	—
Average gold grade (grams/tonne)	0.77	0.90	0.88	—
Average recovery rate – Au	92.0%	92.5%	92.6%	—%
Gold ounces produced	53,965	64,042	130,501	—
Silver ounces produced	115,958	127,044	262,211	—
Gold ounces sold	57,701	69,050	148,158	—
Silver ounces sold	173,952	189,824	395,766	—
Adjusted CAS per gold ounce(1)	$2,883	$3,788	$3,497	—

(1) See Non-GAAP Financial Performance Measures. Includes the non-cash impact of $694, $2,036, and $1,656 on costs applicable to sales per gold ounce sold, attributable to PPA ascribed to Inventory of $40 million, $141 million, and $245 million in the third quarter, second quarter and nine months ended September 30, 2026, respectively.
Three Months Ended September 30, 2026 compared to Three Months Ended June 30, 2026
Gold and silver production decreased 16% and 9%, respectively, attributable to heavy rainfall and lower productivity in the Phase 4 open pit, resulting in increased use of lower-grade stockpiles. Metal sales were $243 million, or 25% of Coeur’s metal sales, compared with $305 million, or 28% of Coeur’s metal sales. Revenue decreased by $61 million, or 20%, of which $47 million was due to lower volume of gold production and $14 million due to lower average realized gold and silver prices. Costs applicable to sales per gold ounce sold for third and second quarter of 2026 include $694 and $2,036, respectively, of costs related to the non-cash expensing of $40 million and $141 million, respectively, of PPA that was ascribed to Inventory. Amortization totaled $70 million. Capital expenditures increased by $4 million to $61 million related to open pit expansion.
Nine Months Ended September 30, 2026
Rainy River results represent post-acquisition activity subsequent to the acquisition of New Gold on March 20, 2026. Metal sales were $645 million, or 22% of Coeur’s metal sales. Costs applicable to sales per gold ounce sold include $1,656 of costs related to the non-cash expensing of $245 million of PPA that was ascribed to Inventory. Amortization totaled $166 million. Capital expenditures were $125 million.
Las Chispas, Mexico

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Tonnes milled	135,811	129,334	384,342	288,197
Average gold grade (grams/tonne)	3.8	3.7	3.8	4.3
Average silver grade (grams/tonne)	354	370	370	407
Average recovery rate – Au	96.5%	100.2%	98.5%	98.4%
Average recovery rate – Ag	97.9%	97.6%	98.3%	98.1%
Gold ounces produced	15,942	15,518	46,491	39,986
Silver ounces produced	1,513,455	1,502,898	4,497,019	3,774,761
Gold ounces sold	15,839	16,459	47,196	43,432
Silver ounces sold	1,498,806	1,565,096	4,524,414	4,077,903
Adjusted CAS per gold ounce(1)	$977	$841	$849	$1,925
Adjusted CAS per silver ounce(1)	$14.26	$13.27	$13.84	$20.50
(1) See Non-GAAP Financial Performance Measures. Includes the non-cash impact of $1,038 and $11.05 on costs applicable to sales per gold and silver ounce sold, respectively, attributable to PPA ascribed to Inventory of $90 million in the nine months ended September 30, 2025.
Three Months Ended September 30, 2026 compared to Three Months Ended June 30, 2026
Gold and silver production increased 3% and 1%, respectively, as a result of higher mill throughput and higher gold grades, partially offset by lower silver grades. Metal sales were $162 million, or 16% of Coeur’s metal sales, compared with $187 million, or 17% of Coeur’s metal sales. Revenue decreased by $25 million, or 14%, of which $18 million was due to lower average realized gold and silver prices, and $7 million due to lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce increased 16% and 7%, respectively, due to the mix of gold and silver sales, which impacted co-product cost allocation, and lower production, partially offset by lower labor and outside service costs. Amortization increased by $2 million to $42 million as a result of higher gold and silver ounces sold from short-term stockpile. Capital expenditures increased to $17 million driven by the timing of capital expenditure payments.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Las Chispas results represent post-acquisition activity subsequent to the SilverCrest Transaction that closed on February 14, 2025, which drove gold and silver production increases of 16% and 19%, respectively. Metal sales were $542 million, or 19% of Coeur’s metal sales, compared with $287 million, or 21% of Coeur’s metal sales. Revenue increased by $255 million, or 89%, of which $206 million was due to higher gold and silver prices, and $49 million was attributable to higher volume of gold and silver production. Costs applicable to sales per gold and silver ounce decreased 56% and 32%, respectively, due to the mix of gold and silver sales which impacted co-product cost allocation and the absence of the PPA that was ascribed to Inventory in 2026. In the prior year, costs applicable to sales per gold and silver ounce sold included $1,038 and $11.05, respectively, of non-cash costs related to the expensing of the $90 million of PPA. Amortization and capital expenditures increased to $117 million and $46 million, respectively, due to a full year of results in 2026.

Palmarejo, Mexico

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Tonnes milled	507,634	485,614	1,434,969	1,279,191
Average gold grade (grams/tonne)	1.2	1.3	1.4	1.9
Average silver grade (grams/tonne)	89	112	105	135
Average recovery rate – Au	93.1%	93.8%	94.4%	94.3%
Average recovery rate – Ag	87.8%	85.5%	87.6%	88.6%
Gold ounces produced	18,469	18,602	59,989	75,106
Silver ounces produced	1,277,571	1,488,595	4,241,433	4,935,746
Gold ounces sold	18,595	19,907	61,437	76,345
Silver ounces sold	1,351,863	1,483,118	4,303,444	4,989,965
Adjusted CAS per gold ounce(1)	$1,174	$1,016	$958	$897
Adjusted CAS per silver ounce(1)	$28.71	$27.69	$26.55	$14.88
(1) See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2026 compared to Three Months Ended June 30, 2026
Gold and silver production decreased 1% and 14%, respectively, as a result of lower gold and silver grades, partially offset by higher mill throughput. Metal sales were $132 million, or 13% of Coeur’s metal sales, compared with $160 million, or 15% of Coeur’s metal sales. Revenue decreased by $27 million, or 17%, of which $15 million was due to lower average realized gold and silver prices, and $12 million was attributable to lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce increased 16% and 4%, respectively, due to the mix of gold and silver sales, which impacted co-product cost allocation, higher labor and consumable costs, and lower gold production. Amortization remained comparable at $6 million. Capital expenditures increased to $8 million due to higher infill drilling.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Gold and silver production decreased 20% and 14%, respectively, as a result of lower gold and silver grades, partially offset by higher mill throughput. Metal sales were $480 million, or 16% of Coeur’s metal sales, compared with $331 million, or 24% of Coeur’s metal sales. Revenue increased by $149 million, or 45%, of which $239 million was due to higher gold and silver prices, partially offset by $90 million due to lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce increased 7% and 78%, respectively, due to the mix of gold and silver sales, which impacted co-product cost allocation, higher labor and consumable costs, lower production, and the unfavorable impact of exchange rates in 2025. Amortization decreased to $19 million due to lower gold and silver ounces sold. Capital expenditures increased to $24 million due to higher levels of underground development and infill drilling.
Rochester, United States

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Tonnes placed(1)	8,182,208	8,041,787	22,948,621	20,997,033
Average gold grade (grams/tonne)	0.09	0.07	0.08	0.09
Average silver grade (grams/tonne)	12.0	12.2	11.4	20.0
Gold ounces produced	16,211	11,671	41,994	42,456
Silver ounces produced	1,233,319	1,225,170	3,852,923	4,384,191
Gold ounces sold	15,723	11,748	41,561	42,569
Silver ounces sold	1,227,882	1,235,420	3,850,221	4,376,157
Adjusted CAS per gold ounce(1)	$1,762	$1,832	$1,650	$1,624
Adjusted CAS per silver ounce(1)	$26.48	$29.66	$26.72	$17.82
(1) 6.8 million tonnes of crushed ore were placed on the new leach pad in each of the three months ended September 30, 2026 and June 30, 2026. During the nine months ended September 30, 2026 and September 30, 2025, 19.5 million and 16.8 million tonnes of crushed ore were placed on the new leach pad, respectively.

(2) See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2026 compared to Three Months Ended June 30, 2026
Gold and silver production increased 39% and 1%, respectively, driven by higher gold-grade ore placement and improved recoveries from newly commissioned leach pads, partially offset by lower silver grades. Ore tonnes crushed during the quarter consisted of approximately 6.8 million tonnes (7.5 million tons) through the crushing circuit. Ore tonnes placed during the quarter totaled 8.2 million tonnes (9.0 million tons). Metal sales were $144 million, or 15% of Coeur’s metal sales, compared with $141 million, or 13% of Coeur’s metal sales. Revenue increased by $4 million, or 3%, of which $16 million was attributable to a higher volume of gold and silver production, partially offset by $12 million due to lower average realized gold and silver prices. Costs applicable to sales per gold and silver ounce decreased 4% and 11%, respectively, as a result of the mix of gold and silver sales which impacted co-production cost allocation, increased recoverable ounces placed on the new leach pad, and lower labor costs, partially offset by higher consumable and maintenance costs. Amortization increased to $17 million driven by the increase in gold ounces sold. Capital expenditures increased to $22 million from $18 million due to higher mining equipment purchases.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Gold and silver production decreased 1% and 12%, respectively, as a result of lower gold and silver grades, partially offset by higher placement rates. Metal sales were $467 million, or 16% of Coeur’s metal sales, compared with $290 million, or 21% of Coeur’s metal sales in the prior year period. Revenue increased by $177 million, or 61%, of which $220 million was due to higher average realized gold and silver prices, partially offset by $43 million due to lower volume of gold and silver production. Costs applicable to sales per gold and silver ounce increased 2% and 50%, respectively, as a result of the mix of gold and silver sales which impacted co-product cost allocation, higher labor, diesel and royalties costs, and lower production, partially offset by increased tonnes placed on the new leach pad. Amortization decreased to $46 million due to lower gold and silver ounces sold. Capital expenditures increased to $63 million from $51 million due higher capitalized stripping related to the construction of a new open pit, partially offset by lower equipment purchases.
Kensington, United States

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Tonnes milled	169,440	169,823	496,516	513,664
Average gold grade (grams/tonne)	4.3	4.3	4.4	5.0
Average recovery rate	91.3%	91.5%	91.4%	91.7%
Gold ounces produced	21,483	21,528	63,536	76,501
Gold ounces sold	21,919	20,700	63,886	76,967
Adjusted CAS per gold ounce(1)	$2,304	$2,323	$2,290	$1,742

(1) See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2026 compared to Three Months Ended June 30, 2026
Gold production remained comparable. Metal sales were $91 million, or 9% of Coeur’s metal sales, compared to $87 million, or 8% of Coeur’s metal sales. Revenue increased by $4 million, or 5%, of which $5 million was due to higher volume of gold sales, partially offset by $1 million due to lower average realized gold prices. Costs applicable to sales per gold ounce decreased 1% resulting from lower labor costs, partially offset by higher consumable costs. Amortization increased to $10 million, primarily due to an increase in gold ounces sold. Capital expenditures remained comparable at $12 million.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Gold production decreased 17% as a result of lower mill throughput and lower grades. Metal sales were $287 million, or 10% of Coeur’s metal sales, compared to $254 million, or 18% of Coeur’s metal sales in the prior year period. Revenue increased by $34 million, or 13%, of which $93 million was due to higher average realized gold prices, partially offset by $59 million resulting from lower volume of gold production. Costs applicable to sales per gold ounce increased 31% due to lower production, and higher labor and consumable costs, partially offset by lower outside service costs. Amortization decreased to $27 million due to lower gold ounces sold. Capital expenditures decreased to $33 million from $47 million due to a decrease in underground development, capitalized exploration and tailings dam expansion expenditures.

Wharf, United States

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Tonnes placed	895,120	1,412,212	2,673,516	3,161,509
Average gold grade (grams/tonne)	0.9	1.2	1.1	1.0
Gold ounces produced	23,141	18,070	50,983	72,568
Silver ounces produced	34,626	18,954	68,676	112,553
Gold ounces sold	23,008	16,181	49,106	71,446
Silver ounces sold	33,888	15,544	63,972	106,600
Adjusted CAS per gold ounce(1)	$1,580	$1,267	$1,478	$1,161
(1) See Non-GAAP Financial Performance Measures.

Three Months Ended September 30, 2026 compared to Three Months Ended June 30, 2026
Gold production increased 28% driven by timing of recoveries. Ore tonnes placed decreased quarter-over-quarter due to lower crusher availability associated with the completion of crusher circuit ramp-up and grid power disruptions. Metal sales were $99 million, or 10% of Coeur’s metal sales, compared to $73 million, or 7% of Coeur’s metal sales in the prior year period. Revenue increased by $26 million, or 36%, of which $30 million resulted from higher gold production, partially offset by $4 million due to lower average realized gold prices. Costs applicable to sales per gold ounce increased 25% as a result of the $10 million received in the second quarter for the business interruption insurance claim, and higher labor and consumable costs, partially offset by lower outside service and royalty costs. Amortization increased to $2 million as a result of the increase in gold ounces mined. Capital expenditures increased to $4 million from $(2) million, due to a partial recovery of property insurance proceeds of $10 million received in the second quarter. The Company recognizes property damage and business interruption insurance recoveries in accordance with the nature of the claim.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Gold production decreased 30% driven by lower grade material placed on the pads. Ore tonnes placed were negatively impacted by a fire incident at the tertiary crusher which occurred during regularly scheduled maintenance in November 2025. Metal sales were $222 million, or 8% of Coeur’s metal sales, compared to $233 million, or 17% of Coeur’s metal sales in the prior year period. Revenue decreased by $11 million, or 5%, of which $102 million was due to lower gold production, partially offset by $91 million attributable to higher average realized gold prices. Costs applicable to sales per gold ounce increased 27% due to lower ore tonnes placed and higher labor, consumable, royalty, and outside service costs, partially offset by the $10 million received for the business interruption claim. Amortization decreased to $4 million as a result of lower gold ounces mined. Capital expenditures remained comparable at $15 million, which includes a partial recovery of crusher construction costs from property damage insurance proceeds of $10 million in 2026.
Silvertip, Canada
Three Months Ended September 30, 2026 compared to Three Months Ended June 30, 2026
Exploration expenses totaled $13 million in the third quarter of 2026 compared to $6 million in the second quarter of 2026. Ongoing carrying costs at Silvertip totaled $3 million in both periods. Capital expenditures totaled $6 million compared to $5 million in the prior period.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Exploration expenses totaled $28 million in 2026 as the Company continued to focus on expanding the mineral resources at Silvertip, which were supported by 694 meters of underground mine development. Ongoing carrying costs at Silvertip totaled $10 million compared to $8 million in the prior year period. Capital expenditures totaled $13 million compared to $5 million in the prior year period.

Liquidity and Capital Resources
At September 30, 2026, the Company had $1.2 billion of cash, cash equivalents and restricted cash and $1.0 billion available under the RCF. Future borrowing under the RCF may be subject to certain financial covenants. Cash and cash equivalents increased $619 million in the nine months ended September 30, 2026 due to $122 million cash acquired in the New Gold Transaction, a 40% and 105% increase in average realized gold and silver prices, respectively, and post-acquisition sales at Rainy River and New Afton. This was partially offset by transaction and integration related payments of $35 million, $123 million of income and mining tax payments at Palmarejo and Las Chispas, cash settlement of vesting performance shares of $72 million, $221 million of Company stock repurchases, prepayments of finance leases at Rochester of $43 million, the inaugural dividend payment of $21 million and $345 million of capital expenditures.
We currently believe we have sufficient sources of funding to meet our business requirements for the next twelve months and longer term. We expect to use cash provided by operating activities, including those described in this 10-Q Report for our 2026 capital expenditure guidance, to repurchase stock pursuant to the Company’s Expanded Program, and to continue declaring semi-annual dividends. Our longer-term plans contemplate continued exploration to extend the mine lives at our operating sites, reduction of debt, and additional investment to progress exploration and study work at the Silvertip project. Our long-term target leverage ratio of Net Debt to the Last Twelve Months Adjusted EBITDA is 0.0 times Adjusted EBITDA. Our current net leverage ratio is (0.3) times Adjusted EBITDA as of September 30, 2026.
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
Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2026 was $386 million compared to $513 million for the three months ended June 30, 2026. Net cash provided by operating activities for the nine months ended September 30, 2026 was $1.2 billion compared to $512 million for the nine months ended September 30, 2025. Adjusted EBITDA for the three months ended September 30, 2026 was $448 million compared to $478 million for the three months ended June 30, 2026. Adjusted EBITDA for the nine months ended September 30, 2026 was $1.4 billion compared to $601 million for the nine months ended September 30, 2025 (see “Non-GAAP Financial Performance Measures”). Net cash provided by operating activities was impacted by the following key factors for the applicable periods:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Cash flow before changes in operating assets and liabilities	$408,574	$513,308	$1,366,632	$453,991
Changes in operating assets and liabilities:
Receivables	(17,139)	17,890	(3,982)	(7,953)
Prepaid expenses and other	(14,866)	(22,944)	(38,237)	77,000
Inventories	(19,201)	(24,463)	(70,467)	(27,484)
Accounts payable and accrued liabilities	28,251	29,441	(14,259)	16,738
Cash provided by operating activities	$385,619	$513,232	$1,239,687	$512,292
Net cash provided by operating activities decreased $128 million for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to a 2%, 5%, and 18% decrease in gold, silver, and copper sales, respectively, a 4% and 13% decrease in average realized gold and silver prices, respectively, higher exploration costs, the receipt of property damage insurance proceeds in the second quarter of 2026 related to the November 2025 fire incident at Wharf, timing of VAT collections at Las Chispas and Palmarejo, and prepaid insurance and debt interest payments. This was partially offset by a 9% increase in average realized copper price. Revenue for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 decreased by $102 million, of which $61 million was due to lower average realized gold and silver prices and $41 million was due to lower gold, silver, and copper production.
Net cash provided by operating activities increased $727 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as a result of post-acquisition sales at Rainy River and New Afton, full-year sales at Las Chispas, and a 40% and 105% increase in average realized gold and silver prices, respectively. This was partially offset by a 15% and 6% decrease in gold and silver ounces sold from the Company’s United States and Mexico operations, respectively, higher ore placed on leach pads at Rochester and Wharf, the sale of $72.0 million of bullion and metal inventory acquired in the SilverCrest Transaction in the prior year, and increased exploration, general and administrative, interest, and income and mining tax expense. Revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 increased by $1.5 billion, of which $868 million was the result of higher average gold and silver prices and $662 million was due to higher volume of gold, silver and copper sales.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended September 30, 2026 was $152 million compared to net cash used in investing activities of $125 million in the three months ended June 30, 2026. Cash used in investing activities increased due to higher capital expenditures, a $5 million payment for the purchase of mining concessions and a partial recovery of crusher construction costs from property damage insurance proceeds of $10 million at Wharf in the second quarter of 2026. The Company incurred capital expenditures of $145 million in the three months ended September 30, 2026 compared with $126 million in the three months ended June 30, 2026, primarily related to the capitalized stripping related to the construction of a new open pit at Rochester in both periods, development at our underground operations in both periods, expanded tailings impoundment at Kensington in both periods, open pit expansion costs at Rainy River, and higher project study work expenditures at Silvertip.
Net cash used in investing activities in the nine months ended September 30, 2026 was $221 million compared to $66 million in the nine months ended September 30, 2025. Cash used in investing activities increased due to post-acquisition capital expenditures at Rainy River and New Afton, partially offset by higher cash acquired in the New Gold Transaction compared to the SilverCrest Transaction, and a partial recovery of crusher construction costs from property damage insurance proceeds of $10 million at Wharf in the second quarter of 2026. The Company incurred capital expenditures of $345 million in the nine months ended September 30, 2026 compared with $160 million in the nine months ended September 30, 2025, primarily related to the capitalized stripping related to the construction of a new open pit at Rochester, development at its underground operations, expanded tailings impoundment at Kensington and the construction of a water treatment facility at Wharf in both periods, the open pit expansion at Rainy River, crusher construction at Wharf and project study work expenditures at Silvertip in 2026.
Cash Used in Financing Activities
Net cash used in financing activities in the three months ended September 30, 2026 was $113 million compared with $177 million in the three months ended June 30, 2026. During the three months ended September 30, 2026, the Company repurchased $111 million of common stock in connection with the Company’s Program (as defined below). During the three months ended June 30, 2026, the Company repurchased $110 million of common stock, paid an inaugural dividend of $21 million and prepaid $39 million in finance leases at Rochester.
Net cash used in financing activities in the nine months ended September 30, 2026 was $395 million compared to $235 million in the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company repurchased $221 million of common stock, paid a dividend of $21 million, prepaid $39 million in finance leases at Rochester, cash settled $41 million of vested performance shares in connection with the Company’s Long-Term Incentive Program and made cash payments of $54 million in connection with tax withholding on vested share-based compensation. During the nine months ended September 30, 2025, the Company repaid $195 million, net, under the RCF and repurchased $7 million of common stock, and prepaid $9.5 million in finance leases at Rochester.
On May 27, 2025, the Company announced a $75 million share repurchase program (the “Program”). On March 23, 2026, the Company announced an expanded $750 million share repurchase program (the “Expanded Program”), which incorporates and supersedes the Company’s previous Program. Under the Expanded Program, repurchases may be carried out from time to time through opportunistic open-market purchases or by other means in amounts and at prices that Coeur deems appropriate, subject to market and business conditions, applicable legal requirements and other considerations. On June 11, 2025, the Company entered into a 10b-18 share repurchase program (the “10b-18 Agreement”) with BMO Capital Markets Corp. as the Company’s broker. On May 8, 2026, the Company entered into an issuer securities repurchase 10b5-1 plan (the “Expanded Program Company 10b5-1 Plan”) with BMO Capital Markets Corp. as the Company’s broker. On September 7, 2026, the Company and BMO Capital Markets amended the Expanded Program Company 10b5-1 Plan to modify certain terms of the arrangement.
The following table summarizes repurchases made in the quarter ended September 30, 2026 and the approximate dollar value of stock that may yet be purchased pursuant to the Program:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Program	(d) Approximate dollar value of shares that may yet be purchased under the Program (in millions)
July 1, 2026 - July 31, 2026	672,860	$15.64	672,860	$619.6
August 1, 2026 - August 31, 2026	4,321,100	$18.02	4,321,100	$541.7
September 1, 2026 - September 30, 2026	1,089,423	$20.48	1,089,423	$519.4
Total	6,083,383	$18.20	6,083,383
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
On November 4, 2026, the Board declared a further dividend of $0.02 per share of Coeur common shares, which is expected to be paid on December 16, 2026 to stockholders of record at the close of business on November 30, 2026.

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
The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon laboratory testing and actual experience of more than 20 years of leach pad operations at the Rochester mine and 30 years of leach pad operations at the Wharf mine. The assumptions used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate. The ultimate recovery will not be known until leaching operations cease. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. There are five reusable heap leach pads (load/offload) used at Wharf. Each pad goes through an approximate 24-month process of loading of ore, leaching and offloading which includes a neutralization and denitrification process. During the leaching cycle of each pad, revised estimated recoverable ounces for each of the pads may result in an upward or downward revision from time to time, which generally have not been significant. Updated recoverable ounce estimates are considered a change in estimate and are accounted for prospectively. As of September 30, 2026, the Company’s combined estimated recoverable ounces of gold and silver on the leach pads were 74,898 and 10.4 million, respectively.

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

	Three Months Ended			Nine Months Ended
In thousands except per share amounts	September 30, 2026		June 30, 2026	September 30, 2026	September 30, 2025
Net income	$109,382		$121,853	$477,996	$370,903
Fair value adjustments, net	—		—	—	342
Foreign exchange loss (gain)(1)	(8,923)		6,524	(4,999)	40,477
Loss on sale of assets	2,971		19	3,016	416
RMC bankruptcy distribution	—		—	—	(38)
Loss on debt extinguishment	2		320	1,877	6
Transaction and integration costs	1,258		3,954	25,122	12,161
Kensington royalty settlement	—		—	—	(67)
Obligor exchange	312		2,464	2,776
Wharf property damage proceeds	—		(10,000)	(10,000)	—
Wage and Hour Litigation settlement	(163)		47	(633)	6,998
Mexico arbitration matter	72	—	46	213	2,893
Flow-through share premium	—		—	—	(808)
Interest income	(8,095)		(4,661)	(18,981)	—
La Preciosa contingent gain	(166)		—	(166)	—
Valuation allowance and tax effect of adjustments(2)	1,199		2,041	(2,267)	(167,219)
Adjusted net income	$97,849		$122,607	$473,954	$266,064

Adjusted net income per share, Basic	$0.10		$0.12	$0.52	$0.45
Adjusted net income per share, Diluted	$0.10		$0.12	$0.51	$0.44
(1) Includes the impact of foreign exchange rates on deferred tax balances of $(7) million and $10 million for the three months ended September 30 and June
30, 2026, respectively, and $2 million and $38 million for the nine months ended September 30, 2026 and 2025, respectively.
(2) For the three months ended September 30, 2026, tax effect of adjustments of $1 million (31.5%) are primarily related to transaction and integration costs and interest income at Corporate. For the nine months ended September 30, 2026, tax effect of adjustments of $2 million (70.3%) are primarily related to transaction and integration costs, interest income at Corporate, and a partial recovery of crusher construction costs from property damage insurance proceeds of $10 million. For the three months ended June 30, 2026, tax effect of adjustments of $2 million (26.1%) are primarily related to the transaction and integration costs and interest income at Corporate. For the nine months ended September 30, 2025, tax effect of adjustments of $167 million (775.6%) are primarily related to the release of the valuation allowance against U.S. net deferred tax assets of $162 million, the Wage and Hour Litigation settlement, and transaction and integration costs at Corporate.

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

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net income	$109,382	$121,853	$477,996	$370,903
Interest expense, net of capitalized interest	10,834	11,010	28,287	24,974
Income tax provision	64,938	93,238	260,130	(15,873)
Amortization	261,162	255,985	616,972	177,444
EBITDA	446,316	482,086	1,383,385	557,448
Fair value adjustments, net	—	—	—	342
Foreign exchange (gain) loss	(2,406)	(3,856)	(7,140)	2,593
Asset retirement obligation accretion	6,163	6,088	17,090	14,620
Inventory adjustments and write-downs	1,701	1,760	4,558	4,723
Loss on sale of assets	2,971	19	3,016	416
RMC bankruptcy distribution	—	—	—	(38)
(Gain) loss on debt extinguishment	2	320	1,877	6
Kensington royalty settlement	—	—	—	(67)
Obligor exchange	312	2,464	2,776	—
Wharf property damage proceeds	—	(10,000)	(10,000)	—
Wage and Hour Litigation settlement	(163)	47	(633)	6,998
Mexico arbitration matter	72	46	213	2,893
Flow-through share premium	—	—	—	(808)
Interest income	(8,095)	(4,661)	(18,981)	—
La Preciosa contingent gain	(166)	—	(166)	—
Transaction and integration costs	1,258	3,954	25,122	12,161
Adjusted EBITDA	$447,965	$478,267	1,401,117	$601,287

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

Consolidated	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Cash provided by operating activities	$385,619	$513,232	$1,239,687	$512,292
Capital expenditures	145,408	125,709	345,196	159,843
Free cash flow	$240,211	$387,523	$894,491	$352,449
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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Cash provided by operating activities	$385,619	$513,232	$1,239,687	$512,292
Changes in operating assets and liabilities:
Receivables	17,139	(17,890)	3,982	7,953
Prepaid expenses and other	14,866	22,944	38,237	(77,000)
Inventories	19,201	24,463	70,467	27,484
Accounts payable and accrued liabilities	(28,251)	(29,441)	14,259	(16,738)
Operating cash flow before changes in working capital	$408,574	$513,308	$1,366,632	$453,991

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Total debt	$701,652	$705,291	$701,652	$363,516
Cash and cash equivalents	(1,172,732)	(1,052,274)	(1,172,732)	(266,342)
Net (cash) debt	$(471,080)	$(346,983)	$(471,080)	$97,174

Net (cash) debt	$(471,080)	$(346,983)	$(471,080)	$97,174
Last Twelve Months Adjusted EBITDA	$1,825,599	$1,643,246	$1,825,599	$717,653
Net Leverage ratio	(0.3)	(0.2)	(0.3)	0.1

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
Three Months Ended September 30, 2026

In thousands (except metal sales and per ounce amounts)	New Afton (1)	Rainy River (2)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$159,683	$244,524	$79,119	$67,043	$77,686	$59,996	$40,240	$919	$729,210
Amortization	(113,636)	(69,948)	(42,182)	(6,135)	(16,585)	(9,726)	(1,606)	(919)	(260,737)
Costs applicable to sales	$46,047	$174,576	$36,937	$60,908	$61,101	$50,270	$38,634	$—	$468,473
Inventory Adjustments	(497)	—	(89)	(260)	(883)	223	(166)		(1,672)
By-product credit	(1,520)	(8,239)	—	—	—	—	(2,119)	—	(11,878)
Adjusted costs applicable to sales	$44,030	$166,337	$36,848	$60,648	$60,218	$50,493	$36,349	$—	$454,923

Metal Sales
Gold ounces	11,526	57,701	15,839	18,595	15,723	21,919	23,008	—	164,311
Silver ounces	23,811	173,952	1,498,806	1,351,863	1,227,882	—	33,888	—	4,310,202
Copper pounds	9,268,535	—	—	—	—	—	—	—	9,268,535

Adjusted costs applicable to sales
Gold ($/oz)	$1,673	$2,883	$977	$1,174	$1,762	$2,304	$1,580		$2,054
Silver ($/oz)			$14.26	$28.71	$26.48				$22.73
Copper ($/lb)	$2.67								$2.67
(1) Includes the non-cash impact of the preliminary PPA ascribed to Inventory of $0.4 million.
(2) Includes the non-cash impact of the preliminary PPA ascribed to Inventory of $40 million.

Three Months Ended June 30, 2026

In thousands (except metal sales, per ounce or per pound amounts)	New Afton (1)	Rainy River (2)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$159,103	$351,100	$74,719	$67,371	$72,598	$56,400	$23,074	$934	$805,299
Amortization	(106,377)	(79,357)	(39,626)	(6,086)	(13,691)	(8,220)	(1,261)	(934)	(255,552)
Costs applicable to sales	$52,726	$271,743	$35,093	$61,285	$58,907	$48,180	$21,813	$—	$549,747
Inventory Adjustments	(337)	(12)	(468)	15	(747)	(73)	(217)		(1,839)
By-product credit	(1,804)	(10,196)	—	—	—	(16)	(1,096)	—	(13,112)
Adjusted costs applicable to sales	$50,585	$261,535	$34,625	$61,300	$58,160	$48,091	$20,500	$—	$534,796

Metal Sales
Gold ounces	13,832	69,050	16,459	19,907	11,748	20,700	16,181	—	167,877
Silver ounces	29,261	189,824	1,565,096	1,483,118	1,235,420	—	15,544	—	4,518,263
Copper pounds	11,287,253								11,287,253

Adjusted costs applicable to sales
Gold ($/oz)	$1,766	$3,788	$841	$1,016	$1,832	$2,323	$1,267		$2,442
Silver ($/oz)			$13.27	$27.69	$29.66			$—	$22.99
Copper ($/lb)	$2.33							$—	$2.33

(1) Includes the non-cash impact of the preliminary PPA ascribed to Inventory of $(0.5) million.
(2) Includes the non-cash impact of the preliminary PPA ascribed to Inventory of $141 million.
Nine Months Ended September 30, 2026

In thousands (except metal sales and per ounce amounts)	New Afton (1)	Rainy River (2)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$369,239	$704,757	$220,615	$192,451	$220,110	$172,878	$81,231	$2,809	$1,964,090
Amortization	(234,227)	(165,994)	(117,127)	(19,010)	(46,319)	(26,615)	(3,760)	(2,809)	(615,861)
Costs applicable to sales	$135,012	$538,763	$103,488	$173,441	$173,791	$146,263	$77,471	$—	$1,348,229
Inventory Adjustments	(833)	(12)	(800)	(351)	(2,311)	74	(407)		(4,640)
By-product credit	(3,830)	(20,638)	—	—	—	(12)	(4,464)	—	(28,944)
Adjusted costs applicable to sales	$130,349	$518,113	$102,688	$173,090	$171,480	$146,325	$72,600	$—	$1,314,645

Metal Sales
Gold ounces	29,264	148,158	47,196	61,437	41,561	63,886	49,106	—	440,608
Silver ounces	62,204	395,766	4,524,414	4,303,444	3,850,221	—	63,972	—	13,200,021
Copper pounds	23,940,863	—	—	—	—	—	—	—	23,940,863

Adjusted costs applicable to sales
Gold ($/oz)	$2,080	$3,497	$849	$958	$1,650	$2,290	$1,478		$2,191
Silver ($/oz)		$—	$13.84	$26.55	$26.72				$22.07
Copper ($/lb)	$2.89								2.89
(1) Includes the non-cash impact of the preliminary PPA ascribed to Inventory of $20 million.
(2) Includes the non-cash impact of the preliminary PPA ascribed to Inventory of $245 million.

Nine Months Ended September 30, 2025

In thousands (except metal sales and per ounce amounts)	Las Chispas (1)	Palmarejo	Rochester	Kensington	Wharf	Silvertip	Total
Costs applicable to sales, including amortization (U.S. GAAP)	$230,904	$172,118	$198,606	$163,075	$91,742	$2,863	$859,308
Amortization	(62,219)	(28,702)	(50,156)	(28,127)	(4,785)	(2,863)	(176,852)
Costs applicable to sales	$168,685	$143,416	$148,450	$134,948	$86,957	$—	$682,456
Inventory Adjustments	(1,459)	(670)	(1,334)	(833)	(345)		(4,641)
By-product credit	—	—	—	(35)	(3,642)	—	(3,677)
Adjusted costs applicable to sales	$167,226	$142,746	$147,116	$134,080	$82,970	$—	$674,138

Metal Sales
Gold ounces	43,432	76,345	42,569	76,967	71,446	—	310,759
Silver ounces	4,077,903	4,989,965	4,376,157	—	106,600	—	13,550,625

Adjusted costs applicable to sales
Gold ($/oz)	$1,925	$897	$1,624	$1,742	$1,161		$1,411
Silver ($/oz)	$20.50	$14.88	$17.82			$—	$17.54
(1) Includes the non-cash impact of the preliminary PPA ascribed to Inventory of $90 million.

Reconciliation of Costs Applicable to Sales for 2026 Guidance

In thousands (except metal sales and per ounce amounts)	New Afton(1)	Rainy River(2)	Las Chispas	Palmarejo	Rochester	Kensington	Wharf
Costs applicable to sales, including amortization (U.S. GAAP)	$669,740	$1,057,220	$287,680	$264,180	$394,840	$249,030	$132,130
Amortization	(487,430)	(323,920)	(151,870)	(27,110)	(93,460)	(42,660)	(6,450)
Costs applicable to sales	$182,310	$733,300	$135,810	$237,070	$301,380	$206,370	$125,680
By-product credit	(7,520)	(35,620)					(6,580)
Adjusted costs applicable to sales	$174,790	$697,680	$135,810	$237,070	$301,380	$206,370	$119,100

Metal Sales
Gold ounces	50,000	211,400	55,000	95,000	70,000	98,000	72,000
Silver ounces	100,000	750,230	5,500,000	6,250,000	6,400,000		50,000
Copper pounds	40,000,000

Adjusted costs applicable to sales
Gold ($/oz)	$1,300 - $1,600	$2,700 - $3,000	$750 - $950	$700 - $900	$1,350 - $1,550	$1,750 - $1,950	$1,400 - $1,600
Silver ($/oz)			$12.50 - $14.50	$21.50 - $23.50	$23.00 - $25.00
Copper ($/lb)	$2.00 - $2.30
(1) Includes the non-cash impact of the preliminary purchase price allocation ascribed to Inventory of $20 million.
(2) Includes the non-cash impact of the preliminary purchase price allocation ascribed to Inventory of $244 million. Includes gold and silver ounces sold under the Royal Gold stream and sales of opening balance sheet inventory.

Cautionary Statement Concerning Forward-Looking Statements
This Report contains numerous forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to the Company’s gold, silver and copper mining business, including statements regarding operations and activities at the Company’s properties, exploration and development efforts, mine lives, strategies, inflation, hedging strategies, tax rates and treatment, realization of deferred tax assets, expectations about the recovery of unduly paid VAT in Mexico, the Franco-Nevada Gold Stream Agreement at Palmarejo, liquidity management, financing plans, risk management strategies, capital allocation, and anticipated production, costs, expenses, and cash flow. Such forward-looking statements are identified by the use of words such as “believes,” “intends,” “expects,” “hopes,” “may,” “should,” “plan,” “projected,” “contemplates,” “anticipates” or similar words. Actual results could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include (i) the risk factors set forth in Part II, Item 1A of this Report and in “Risk Factors” section of the 2025 10-K, and the risks set forth in this MD&A and Item 3 of this Report, (ii) the risks and hazards inherent in the mining business (including risks inherent in developing large-scale mining projects, environmental hazards, industrial accidents, weather or geologically related conditions), (iii) changes in the market prices of gold, silver and copper, and a sustained lower price or higher treatment and refining charge environment, (iv) the uncertainties inherent in the Company’s production, exploratory and developmental activities, including risks relating to permitting and regulatory delays (including the impact of government shutdowns), mining law changes, ground conditions, grade and recovery variability and length of leach cycles for production of gold and silver ounces from ore placed on leach pads, (v) any future labor disputes or work stoppages (involving the Company and its subsidiaries or third parties), (vi) the uncertainties inherent in the estimation of mineral reserves and resources, (vii) changes that could result from the Company’s future acquisition of new mining properties or businesses, (viii) the loss of access to any third-party smelter or refiner to whom the Company markets its production, (ix) the potential effects of a future pandemic, equipment and materials availability, inflationary pressures, changes in applicable tax laws or regulatory interpretations and impacts from tariffs or other trade barriers (x) the effects of environmental and other governmental regulations, (xi) the risks inherent in the ownership or operation of or investment in mining properties or businesses in foreign countries, (xii) breaches or lapses in the security of technology systems on which the Company relies, which could compromise the data stored within them, as well as failure to comply with ever-evolving global privacy and security regulatory obligations, and (xiii) the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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
Net realizable value represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of our stockpiles, leach pads and product inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies as well as realized ore grades and recovery rates. The significant assumptions in determining the stockpile, leach pad and metal inventory adjustments at September 30, 2026 included production cost and capitalized expenditure assumptions unique to each operation, a short-term and long-term gold price of $4,262 and $4,255 per ounce, respectively, and a short-term and long-term silver price of $62.59 and $61.19 per ounce, respectively, and a short-term and long-term copper price of $6.40 and $5.60 per pound, respectively.
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
Hedging
To mitigate the risks associated with metal price fluctuations, the Company may enter into option contracts to hedge future production. The Company had no outstanding hedging contracts at September 30, 2026.
Provisional Metal Sales
The Company enters into sales contracts with third-party smelters and refiners which, in some cases, provide for a provisional payment based upon preliminary assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract. Depending on the difference between the price at the time of sale and the final settlement price, embedded derivatives are recorded as either a derivative asset or liability. The embedded derivatives do not qualify for hedge accounting and, as a result, are marked to the market gold, silver and copper price at the end of each period from the provisional sale date to the date of final settlement. The mark-to-market gains and losses are recorded in earnings. At September 30, 2026, the Company had outstanding provisionally priced sales of 17,323 ounces of gold at an average price of $4,302 and of 10 million pounds of copper at an average price of $6.55. Changes in gold and copper prices resulted in a provisional pricing mark-to-market loss of $3 million and gain of $5 million for gold and copper, respectively, during the nine months ended September 30, 2026. A 10% change in realized gold and copper prices would cause revenue to vary by $7 million and $2 million for gold and copper, respectively.
Gold and Copper Swap Contracts
The Company enters into gold and copper swap contracts to reduce exposure to gold and copper prices. The embedded derivatives do not qualify for hedge accounting and are marked to market through earnings each period until final settlement. At September 30, 2026, the Company had outstanding gold and copper swap contracts of 6,500 ounces of gold at an average price of $4,262 and of 8 million pounds of copper at an average price of $6.47. Changes in gold and copper prices resulted in swap contract gain of $7 million and loss of $6 million for gold and copper, respectively, during the nine months ended September 30, 2026.
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
Foreign Exchange Hedging
To manage foreign currency risk, the Company may enter into foreign currency forward exchange contracts. In 2020, the Company entered into foreign currency forward contracts to manage this risk and designated these instruments as cash flow hedges of forecasted foreign denominated transactions. The Company had no outstanding foreign currency forward exchange contracts at September 30, 2026.
Interest Rates
Interest Rate Hedging
The Company may use financial instruments to manage exposures to changes in interest rates on loans, which exposes it to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not pose credit risk. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with what it believes are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company had no outstanding interest rate swaps at September 30, 2026.
Investment Risk
Equity Price Risk
The Company’s equity securities were not significant at September 30, 2026.

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
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 5.     Other Information
(a) Change in Officers
As previously disclosed in the Company’s Form 8-K dated May 12, 2026, Anne Beckhelheimer assumed the role of Senior Vice President, Tax, Corporate Controller and Chief Accounting Officer of the Company on August 10, 2026. Ms. Beckelheimer, 46, joined the Company in June 2015 and has over 20 years of relevant experience. Ms. Beckelheimer previously served as the Company’s Senior Vice President, Tax and Treasurer from February 2026 to August 2026, as Vice President, Tax and Treasurer from May 2020 to February 2026, as Vice President, Tax from March 2017 to May 2020, and as Director of Tax from June 2015 to March 2017. She began her career with KPMG, LLP and previously served as Senior Manager, Global Tax Accounting at Newmont Mining Corporation and as Tax Director for Royal Gold, Inc. Ms. Beckelheimer holds a Bachelor of Business Administration from Baylor University and a Masters of Taxation from the University of Denver. She is a Certified Public Accountant.
On August 10, 2026, as part of his stated intention to retire in early 2027, Kenneth J. Watkinson moved from his prior role as the Company’s Vice President, Corporate Controller and Chief Accounting Officer to the role of Vice President, Accounting.

Item 6.        Exhibits

2.1	First Supplemental Indenture (Filed herewith).
31.1	Certification of the CEO (Filed herewith).
31.2	Certification of the CFO (Filed herewith).
32.1	CEO Section 1350 Certification (Filed herewith).
32.2	CFO Section 1350 Certification (Filed herewith).
95.1	Mine Safety Disclosure (Filed herewith).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).

* The following financial information from Coeur Mining, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language): Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Changes in Stockholders’ Equity.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COEUR MINING, INC.
(Registrant)

Dated	November 4, 2026	/s/ Mitchell J. Krebs
MITCHELL J. KREBS
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated	November 4, 2026	/s/ Thomas S. Whelan
THOMAS S. WHELAN
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated	November 4, 2026	/s/ Anne Beckelheimer
ANNE BECKELHEIMER
Senior Vice President, Tax, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)